Form 10QSB
period 1996-12-31
IFB HOLDINGS INC
filed 1997-02-14
CIK 1024135

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended December 31, 1996

                               OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from -------- to --------

                  Commission File Number 0-21687

                        IFB HOLDINGS, INC.
              --------------------------------------
      (Exact name of Registrant as specified in its Charter)

        Delaware                        43-1760023
   ------------------         ------------------------------
    (State or other           (I.R.S. Employer Incorporation
    jurisdiction of          or Identification Number)
     organization)

522 Washington Street, Chillicothe, Missouri           64601
--------------------------------------------         ----------
(Address of principal executive offices)             (Zip Code)

     Registrant's telephone number, including area code:
                          (816) 646-3733


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes ( )       No (X)1

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

Class                            Outstanding at December 31, 1996
---------------------------      --------------------------------
Common stock, $01 par value                  592,523

   1 Registrant became subject to filing requirements in connection with a conversion to a stock institution completed on December 30, 1996.

                IFB HOLDINGS, INC. AND SUBSIDIARY
                           FORM 10-QSB

                              Index


Part I.    Financial Information
--------------------------------

                                                             Page
                                                             ----

Item 1     Financial Statements

           Consolidated Statements of Financial Condition
           as of December 31, 1996 (unaudited) and
           June 30, 1996                                     2

           Consolidated Statements of Income for the
           Three Months ended December 31, 1996 and
           1995 and for the Six Months ended
           December 31, 1996 and 1995 (unaudited)            3

           Consolidated Statements of Changes in
           Stockholders' Equity for the Six Months
           ended December 31, 1996 (unaudited)               4

           Consolidated Statements of Cash Flows for
           the Six Months ended December 31, 1996 and
           1995 (unaudited)                                  5

           Notes to Unaudited Consolidated Financial
           Statements                                        7

Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations     9

Part II.   Other Information
----------------------------

Item 1     Legal Proceedings                                 15

Item 2     Changes in Securities                             15

Item 3     Default upon Senior Securities                    15

Item 4     Submission of Matters to a Vote of Security
           Holders                                           15

Item 5     Other Information                                 15

Item 6     Exhibits and Reports on Form 8-K                  15

Signature Page                                               16


                        IFB HOLDINGS, INC.
          Consolidated Statements of Financial Condition



                                                     December 31,   June 30,
                                                         1996         1996
Assets                                               (unaudited)
-------                                              ------------   ---------

Cash on hand and noninterest-earning deposits            401           471
Interest-earning deposits in other institutions        4,893         1,609
Investment securities
 Securities available-for-sale at fair value           3,456         3,264
 Securities held-to-maturity at amortized cost           215           215
Mortgage-backed and related securities
 available-for-sale, at fair value                    15,148        16,971
Loans receivable, net                                 28,690        28,429
FHLB stock                                               774           724
Accrued interest receivable                              379           457
Real estate owned                                          -             -
Premises and equipment                                   347           373
Other assets                                              43            74
                                                     -------       -------
   Total assets                                      $54,346       $52,587
                                                     -------       -------
                                                     -------       -------

Liabilities and Stockholders' Equity
------------------------------------

Deposits                                             $34,422       $35,495
Advances from Federal Home Loan Bank                  11,197        13,474
Advances from borrowers for taxes and insurance            8            35
Income taxes payable                                      82           118
Dividends payable                                          -             -
Accrued expenses and other liabilities                   237           197
                                                     -------       -------
   Total liabilities                                 $45,946       $49,319
                                                     -------       -------
                                                     -------       -------

Preferred stock, $.01 par value;
 authorized 100,000 shares; none outstanding         $     -       $     -
Common stock, $.01 par value; authorized
 900,000 shares, issued 592,523 shares at
 December 31, 1996 and 0 shares at
 June 30, 1996                                            59             -
Additional paid-in capital                             5,469             -
Retained earnings, substantially restricted            3,382         3,339
Less:
 Common stock acquired by the ESOP                     (452)             -
 Unrealized loss on securities available-for-sale,
 net of applicable deferred income taxes                (58)          (71)
                                                     -------       -------
   Total stockholders' equity                        $ 8,400       $ 3,268
                                                     -------       -------
   Total liabilities and stockholders' equity        $54,346       $52,587
                                                     -------       -------
                                                     -------       -------


See accompanying Notes to Unaudited Consolidated Financial Statements


                        IFB HOLDINGS, INC.
                 Consolidated Statements of Income


                                 Three Months Ended          Six Months Ended
                                    December 31                 December 31
                              -----------------------      ---------------------
                              1996              1995        1996            1995
                              -----------------------      ---------------------
                              (In thousands except         (In thousands except
                                   share data)                    share data)



Interest income:
 Loans receivable               $   595     $580      $ 1,181   $1,088
 Investment securities               57       40          119       80
 Mortgage-backed and
  related securities                272      195          582      504
 Other interest-earning
  assets                             22        8           31       16
                                -------     ----      -------   ------
   Total interest income            946      823        1,913    1,688

Interest expense:
 Deposits                           414      410          824      823
 FHLB Advances                      188      108          398      232
                                -------     ----      -------   ------
   Total interest expense           602      518        1,222    1,055

Net interest income                 344      305          691      633

Provision for loan losses             -        -            -        4
                                -------     ----      -------   ------
Net interest income after
 provision for loan losses          344      305          691      629

Noninterest income:
 Fees and service charges            57       62          110      146
 Gains on sales of
  mortgage-backed securities          9       35            9       39
 Other                               10        1           22        2
                                -------     ----      -------   ------
   Total noninterest income          76       98          141      187
                                -------     ----      -------   ------

Noninterest expense:
 Compensation and benefits          191      129          327      281
 Occupancy and equipment             34       15           53       30
 SAIF deposit insurance
  premiums                           25       23          275       47
 Other                               52       63          105      135
                                -------     ----      -------   ------
   Total noninterest expense        302      230          760      493
                                -------     ----      -------   ------

Income before income taxes          118      173           72      323
Income tax expense                   51       52           29      115
                                -------     ----      -------   ------
Net income                      $    67     $121      $    43     $208
                                -------     ----      -------   ------
                                -------     ----      -------   ------

Pro forma earnings per share:
 Primary and fully diluted      $  0.12      n/a      $  0.08      n/a

Pro forma weighted average
 number of shares
 outstanding:
  Primary and fully
   diluted                      547,333      n/a      547,333      n/a


See accompanying Notes Unaudited Consolidated Financial Statements


PAGE

                        IFB HOLDINGS, INC.
      Consolidated Statements of Changes in Stockholders Equity
                           (Unaudited)


                                                                                              Unrealized
                                                                                              Gain (Loss)
                                                                                              Securities
                                                                                              Available-
                                                                                               For-Sale,
                                                                                                Net of
                                                                                     Common    Applicable
                                                          Additional                  Stock    Deferred
                                                 Common     Paid-In     Retained     Acquired   Income
                                                  Stock     Capital     Earnings     by ESOP     Taxes     Total
                                                 ------   ----------    --------     --------  ----------  -----

Balance at June 30, 1996                        $ -        $    -       $3,339       $    -     ($71)      $3,268

Additions (deductions) for the six
 months ended December 31, 1996:
   Net income                                     -             -           43            -         -          43
   Net proceeds from sale of common stock        59         5,463            -        (474)         -       5,048
   Compensation expense related to ESOP           -             6            -            -         -           6
   Reduction of ESOP obligation                   -             -            -           22         -          22
   Unrealized gain (loss) on securities
    available-for-sale, net of deferred
    income tax of $6,000                          -             -            -            -     $  13      $   13
                                                ---        ------       ------       ------     -----      ------

Balance, December 31, 1996                      $59        $5,469       $3,382       ($452)     ($58)      $8,400


See accompanying Notes to Unaudited Consolidated Financial Statements

PAGE

                        IFB HOLDINGS, INC.
             Consolidated Statements of Cash Flows



                                                           Six Months Ended
                                                              December 31,
                                                          1996          1995
                                                      -----------      -------
Cash flows from operating activities:
 Net income                                          $         43   $      208
 Adjustments to reconcile net earnings to net
 cash provided by operating activities:
  Provision for loan losses                                     -            4
 Net loss (gain) on sale of investments                       (9)         (39)
  Depreciation                                                 30           15
 Amortization of premiums and discounts                        24            9
 Excess of fair value over cost of ESOP shares                  6            -
 ESOP shares allocated                                         22            -
 FHLB stock dividend                                            -          (9)
 Decrease (increase) in interest receivable                    78         (31)
 Decrease (increase) in other assets                           31           22
 Increase (decrease) in income tax payable                   (36)          114
 Increase (decrease) in other liabilities                      40           11
                                                     ------------   ----------
     Net cash provided by operating activities       $        229   $      304
                                                     ------------   ----------

Cash flow from investing activities:
 Loans purchased                                            (626)      (2,387)
 (Increase) decrease in loans, net                            342        (605)
 Proceeds from sales of available-for-sale
  mortgage-backed securities                                1,857        1,214
 Proceeds from maturities of certificates of
  deposit                                                       -          100
 Purchase of available-for-sale investments
  securities and certificates of deposit                    (138)        (539)
 Principal collected on repayments and
  maturities of available-for-sale
  mortgage-backed and related securities                    1,418        1,128
 Purchase of available-for-sale mortgage-
  backed and related securities                           (1,485)      (4,770)
Purchase of FHLB stock                                       (50)        (251)
Purchase of equipment                                         (4)        (134)
                                                     ------------   ----------
   Net cash provided (used) by investing
    activities                                       $      1,314     ($6,244)
                                                     ------------   ----------

Cash flows from financing activities:
 Net proceeds from issuance of common stock                 5,048            -
 Net increase (decrease) in deposits                      (1,073)        (357)
 Net increase (decrease) in advances from
  borrowers for taxes and insurance                          (27)         (27)
 Proceeds from FHLB advances                                9,450       11,700
 Principal payments on FHLB advances                     (11,727)      (6,119)
                                                     ------------   ----------
   Net cash provided (used) by financing activities  $      1,671   $    5,197
                                                     ------------   ----------

   Increase (decrease) in cash and cash equivalents  $      3,214       ($743)

Cash and cash equivalents at beginning of period            2,080        2,300
                                                     ------------   ----------

Cash and cash equivalents at end of period           $      5,294   $    1,557
                                                     ------------   ----------
                                                     ------------   ----------



                        IFB HOLDINGS, INC.
             Consolidated Statements of Cash Flows
                          (Continued)


                                                           Six Months Ended
                                                              December 31,
                                                          1996          1995
                                                      -----------      -------

Supplemental cash flow disclosures:
 Cash paid for:
   Interest                                          $        681   $      443
                                                     ------------   ----------
                                                     ------------   ----------

   Income Taxes                                      $         72   $       41
                                                     ------------   ----------
                                                     ------------   ----------

Noncash activity:
 Loans transferred to real estate owned                         -            -
                                                     ------------   ----------
                                                     ------------   ----------


See accompanying Notes to Unaudited Consolidated Financial Statements


                IFB HOLDINGS, INC. AND SUBSIDIARY
       Notes to Unaudited Consolidated Financial Statements

(1)   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the six month period ended December 31, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 1997.

     The unaudited consolidated financial statements include the amounts of IFB Holdings, Inc. (the "Holding Company") and its wholly-owned subsidiary, Investors Federal Bank and Savings Association, (the "Association"), and the Association's wholly-owned subsidiary, Investors Federal Service Corporation for the six months ended December 31, 1996. The consolidated financial statements for the prior periods include accounts of the Association and its subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

(2)  Conversion to Stock Ownership and National Bank

     The Board of Directors of the Association, on September 23, 1996, unanimously adopted a Plan of Conversion pursuant to which the Association converted from a federally chartered mutual savings bank to a federally chartered stock savings bank, with the concurrent formation of the Holding Company. The Holding Company, on December 30, 1996, sold 592,523 shares of common stock at $10.00 per share during the subscription offering. The proceeds from the conversion, after recognizing conversion expenses and underwriting costs of approximately $403,000, were $5,522,000 and are recorded as common stock and additional paid in capital on the accompanying unaudited consolidated statement of financial condition. The Holding Company utilized approximately $2,762,000 of the net proceeds to purchase all of the capital stock of the Association.

     The Association has established for eligible employees an Employee Stock Ownership Plan ("ESOP") in connection with the conversion. The ESOP borrowed $474,010 from the Holding Company and purchased 47,401 common shares issued in the conversion. The Association is making the scheduled discretionary cash contributions to the ESOP sufficient to
     service the amount borrowed.   To date, the Association has
     made a discretionary principal payment of $22,110  to the
     Holding Company.   The $451,900 ESOP obligation ($474,010 in
     stock issued by the Holding Company on December 30, 1996 less the principal payments made by the Association) is reflected in the accompanying consolidated financial statements as a charge to unearned compensation and a credit to common stock and paid-in capital. The unamortized balance of unearned compensation is shown as a deduction of stockholders' equity. The unpaid balance of the ESOP loan is eliminated in consolidation.

     On January 30, 1997, the Association converted to a National
Bank.

(3)   Pro Forma Earnings Per Share

     On December 30, 1996, 592,523 shares of the Company's stock were issued, including 47,401 shares issued to the ESOP. Earnings per share amounts for the three month and six month periods ended December 31, 1996 are based upon 547,333 shares, exclusive of unallocated shares issued to the ESOP, as though those shares were outstanding for the entire
     period.   The computation does
     not reflect the pro forma effects of the investment income that would have been earned had the net proceeds from conversion been received at the beginning of the three and six month periods.

(4)  Commitments and Contingencies

     Commitments to originate and purchase mortgage loans of $299,000 at December 31, 1996, represent amounts which the Association plans to fund within the normal commitment period of sixty to ninety days. As of December 31, 1996, the Association had no commitments to purchase mortgage-backed securities, CMOs or investment securities. The Association had no commitments outstanding to sell mortgage loans, mortgage-backed securities, CMOs or investment securities at December 31, 1996.

(6)  Reclassifications

     None.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     IFB Holdings, Inc. was organized, as a Delaware corporation, in October 1996 at the direction of the Bank's Board of Directors to acquire all of the capital stock that the Bank issued upon its conversion from mutual to stock form of ownership. The business of the Holding Company consists primarily of the business of the Bank. There are no current arrangements, understandings or agreements to expand its business activities or make any business acquisitions.

     Investors Federal Bank and Savings Association was originally founded in 1934 as a federally chartered savings and loan association located in Chillicothe, Missouri under the name Chillicothe Federal Savings and Loan Association. In 1974, the Bank changed its name to Investors Federal Savings and Loan Association, and in 1988 the Bank changed its name to Investors Federal Bank and Savings Association. Its deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank serves Livingston, Caldwell, and Daviess Counties, Missouri. The Bank conducts business through its main office and two branches located in Hamilton and Gallatin, Missouri.

     The Bank's business strategy is to operate as a well-capitalized, profitable and independent community financial institution dedicated to home-mortgage lending and to providing quality service to its customers. The Bank intends to implement this strategy by (i) closely monitoring the needs of its customers and providing quality service; (ii) maintaining asset quality; (iii) utilizing investments in mortgage-backed securities and other investment securities to invest excess funds and to increase net interest income; (iv) maintaining capital in excess of the regulatory requirements; (v) attempting to increase the Bank's earnings; (vi) managing interest rate risk by attempting to match asset and liability maturities and rates.

     The earnings of the Bank is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and the interest paid on its interest-bearing liabilities, consisting of deposits and FHLB advances. The Bank, like other financial institutions, is subject to interest-rate risk to the degree that its interest-earning assets mature or reprice at different times, or on different bases, than its interest-bearing liabilities. The Bank's operating results are also affected by the amount of its non-interest income, including gain on the sales of investments, service charges, and other income. Non-interest expense consists primarily of employee compensation, occupancy expenses, FDIC insurance premiums and other general and administrative expenses.
 The Bank's operating results are significantly affected by general economic and competitive conditions, in particular, the changes in market interest rates, government policies and actions by regulatory authorities.

Liquidity and Capital Resources

     The Bank's most liquid assets are cash and cash equivalents,
which includes short-term investments.   The levels of these
assets are dependent on the Bank's lending, investing, operating, and deposit activities during any given period. At December 31, 1996 and June 30, 1996, cash and cash equivalents totalled $5.3 million and $2.1 mission, respectively.

     The Bank's primary sources of funds are deposits, FHLB advances, repayments on loans, the maturity of investment securities and income from operations. While maturity and scheduled amortization of loans and investment securities are predictable sources of funds, deposit inflows and mortgage prepayments are greatly influenced by local conditions, general interest rates and regulatory changes.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. The current required liquidity ratio is 5%. The Bank historically has maintained a level of liquid assets in excess of this regulatory requirement. The Bank's liquidity ratio was 14.08% at December 31, 1996. Liquidity management for the Bank is both a daily and long term function of the Bank's management strategy. In the event that the Bank should require funds beyond its ability to generate internally, additional sources of funds are available through the use of Federal Home Loan Bank advances.

     The primary investment activity of the Bank is the origination and purchase of mortgage loans. Another investment activity of the Bank is the investment of funds in U.S. agency bonds, mortgage-backed securities, collateralized mortgage obligations and FHLB overnight funds. During periods when the Bank's loan demand is limited, the Bank may purchase short-term investment securities to obtain a higher yield than otherwise available.

     At December 31, 1996, the Bank had outstanding loan commitments of $299,000. The Bank anticipates it will have sufficient funds available to meet its commitments. Certificates of deposit which are scheduled to mature in one year or less at December 31, 1996 were $13.1 million. Management believes that a significant portion of such deposits will remain with the Bank.

     Under federal law, the Bank is required to meet certain tangible, core, and risk based capital requirements. At December 31, 1996, the Bank exceeded each of the three OTS capital requirements. The Bank's capital ratios were: 10.88% tangible capital; 10.88% core capital; and 28.61% risk based capital.
The Bank had tangible and core capital of $5.7 million at December 31, 1996 and risk based capital of $6 million.

Financial Condition

     Total assets increased $1.8 million, or 3.3%, to $54.3 million at December 31, 1996 from $52.6 million at June 30, 1996. This was primarily the result of increases of $3.3 million, or 204.1%, in interest-earning deposits, $261,000, or 0.9%, in loans receivable, and $192,000, or 5.9%, in investment securities. Mortgage-backed securities decreased $1.8 million, or 10.7%. The increase in interest-earning deposits was due to the sale of IFB Holdings, Inc. common stock, which generated net proceeds of $5 million on December 30, 1996, after deducting a $474,010 loan by IFB Holdings, Inc. for the purchase of common stock by the Employee Stock Ownership Plan. The net proceeds were temporarily invested in interest-earning deposits in other institutions.

     Deposits decreased $1 million, or 3.02%, to $34.4 million at December 31, 1996 from $35.5 million at June 30, 1996. Included in the decrease was $827,000 representing withdrawals for the purchase of common stock in IFB Holdings, Inc. on December 30, 1996.

     FHLB Advances decreased $2.3 million, or 16.9%, to $11.2 million at December 31, 1996 from $13.5 million at June 30,
1996. Proceeds from the sales of mortgage-backed securities were used to pay down the advances.

     Total equity increased $5.1 million, or 157%, from $3.3 million at June 30, 1996 to $8.4 million at December 31, 1996. The increase was primarily due to the sale of IFB Holdings, Inc. common stock. In addition, net income during the six months ended December 31, 1996 was $43,000 and net unrealized loss on investment securities available-for-sale, net of taxes, decreased $13,000.

Asset Quality

     The Bank regularly reviews interest earning assets to determine proper valuation. Management's monitoring of the asset portfolio includes reviews of historical loss experience, known and inherent risks in the portfolio, the value of any underlying collateral, prospective economic conditions and the regulatory environment. The Banks non-accrual mortgage loans decreased from $118,000 at June 30, 1996 to $13,000 at December 31, 1996.

     The table on the following page sets forth information regarding the Bank's non-accrual loans and foreclosed real estate at the dates indicated. The Bank discontinues accruing interest on delinquent loans no later than ninety days past due. At December 31, 1996, the Bank has no restructured loans within the meaning of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 15.

                        IFB HOLDINGS, INC.
                          Asset Quality


                                   December 31,   June 30,
                                      1996          1996
                                   ------------   --------


                                   (Dollars in thousands)
Non-accrual mortgage loans
 delinquent more than 90 days     $      13       $     118
Non-accrual other loans
 delinquent more than 90 days             0              10
Total non-performing loans               13             128

Real estate owned and in-
 substance foreclosed loans
 net of related allowance                 0               0

   Total non-performing assets    $      13       $     128

Non-performing loans to total
 loans                                0.05%           0.45%
Non-performing assets to
 total assets                         0.02%           0.24%

Allowance for loan losses to
 non-performing loans              2214.05%         220.79%


Results of Operations

     Comparison of quarterly results in this section are between the three month periods ended December 31, 1996, and December 31, 1995 and between the six month periods then ended.

General

     Net income for the second quarter ended December 31, 1996 was $67,000, a decrease of $54,000 or 44.6% from the $121,000 net income for the second quarter ended December 31, 1995. Net income for the six months ended December 31, 1996, was $43,000, a decrease of $165,000 or 79.3% from the $208,000 net income for the comparable period ended December 31, 1995.

Interest Income

     Interest income increased $123,000 or 14.95% to $946,000 for the quarter ended December 31, 1996 from $823,000 for the quarter
ended December 31, 1995.   Interest income for the six months
ended December 31, 1996 was $1.9 million, and increase of $225,000, or 13.33% over the same period ended December 31, 1995.
 These increases resulted primarily from an increase in interest on loan receivable and mortgage-backed and related securities. Interest on mortgage-backed and related securities increased $77,000 for the quarter ended December 31, 1996 and $78,000 for the six months ended December 31, 1996. Interest on mortgage loans increased $15,000 for the three months ended December 31, 1996 and $93,000 for the six months ended December 31, 1996 as compared to the same period ended December 31, 1995.

Interest Expense

     Interest expense for the quarter ended December 31, 1996 was $602,000 as compared to $518,000 for the quarter ended December
31, 1995, an increase of $16.22%.   Interest expense for the six
months ended December 31, 1996 was $1.2 million as compared to $1.1 million for the six months ended December 31, 1995, an increase of $15.83%. These increases are the result of increases in Federal Home Loan Bank advances over the comparable period last year.

Net Interest Income

     Net interest income before provisions for loan losses was $344,000 for the quarter ended December 31, 1996 as compared to $305,000 for the quarter ended December 31, 1995, an increase of $39,000 or 12.79%. Net interest income before provisions for loan losses was $691,000 for the six months ended December 31, 1996, as compared to $633,000 for the six months ended December 31, 1995, an increase of $58,000 or 9.16%.

Noninterest Income

     Noninterest income was $76,000 for the quarter ended December 31, 1996 as compared to $98,000 for the quarter ended December 31, 1995, a decrease of $22,000 or 22.45%. Noninterest income was $141,000 for the six months ended December 31, 1996 as compared to $187,000 for the six months ended December 31, 1995, a decease of $46,000 or 24.60%. The decrease was due primarily to a decrease in the amount of gains on the sales of mortgage-backed and related securities. In addition, income from fees and service charges decreased $5,000 or 8.06% from $62,000 for the three months ended December 31, 1995, to $57,000 for the three months ended December 31, 1996. For the six months ended December 31, 1996, income from service charges and fees was $110,000, a decrease of $36,000 or 24.7% as compared to the same period ended December 31, 1995.

Noninterest Expense

     Noninterest expense for the quarter ended December 31, 1996 increased $72,000, from $230,000 for the quarter ended December 31, 1995 to $302,000 for the quarter ended December 31, 1996. Noninterest expenses for the six months ended December 31, 1996 was $760,000 as compared to $493,000 for the six months ended December 31, 1995, an increase of $267,000 or 54.16%. The increase is due to an increase of compensation and benefits as well as a principal payment made on the ESOP loan on December 30, 1996. In addition, for the six months ended December 31, 1996, SAIF insurance premiums increased $228,000 or 485.11% as compared to the six months ended December 31, 1995, due to a special one-time SAIF assessment incurred on September 30, 1996.

Provision for Loan Losses

     For the three months ended December 31, 1996 and 1995, the provision for loan losses was not increased. For the six months ended December 31, 1996, the provision was not increased as compared to an increase of $4,000 for the six months ended December 31, 1995.

Income Tax

     The provision for federal and state income taxes decreased $86,000 to $29,000 for the six months ended December 31, 1996 as compared to $115,000 for the six months ended December 31, 1995. The decrease in income tax expense is due to a decrease in taxable income for the period.

                IFB HOLDINGS, INC. AND SUBSIDIARY
                  Part II  --  Other Information

Item 1    Legal Proceedings
          The Holding Company and the Association are not involved in any pending legal proceedings other than legal proceedings incident to the business of the Holding Company and the Association, which involve amounts in the aggregate which management believes are immaterial to the financial condition and results of operations of the Holding Company and the Association.

Item 2    Changes in Securities
          Not applicable.

Item 3    Default upon Senior Securities
          Not applicable.

Item 4    Submission of Matters to a Vote of Security Holders
          Not applicable.

Item 5    Other Information
          On January 30, 1997, Investors Federal Bank and Savings
          Association, the wholly-owned subsidiary of IFB
          Holdings, Inc. (the "Registrant"), completed its conversion to a national bank, which will operate under the name Investors Federal Bank, National Association.

Item 6    Exhibits and Reports on Form 8-K
          None.

                IFB HOLDINGS, INC.  AND SUBSIDIARY
                            Signatures


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          IFB Holdings, Inc.
                          ---------------------------------------
                          (Registrant)




Dated February 10, 1997        /s/ Earle S. Teegarden, Jr.
                               ----------------------------------
                               Earle S. Teegarden, Jr.
                               President and Chief Executive
                                Officer
                               (Duly Authorized Officer)


Dated February 10, 1997        /s/ Sherri Williams
                               ----------------------------------
                               Sherri Williams
                               Vice President and Controller
                               (Principal Financial Officer)

PAGE