Form 10QSB/A
period 1996-12-31
IFB HOLDINGS INC
filed 1997-04-21
CIK 1024135

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB/A
                          Amendment No. 1

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

    Yes ( )       No (X)1

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

Class                            Outstanding at December 31, 1996
---------------------------      --------------------------------
Common stock, $.01 par value                 592,523

   1 Registrant became subject to filing requirements in connection with a conversion to a stock institution completed on December 30, 1996.

                IFB HOLDINGS, INC. AND SUBSIDIARY
                           FORM 10-QSB/A

                              Index


Part I.    Financial Information
--------------------------------

                                                             Page
                                                             ----

Item 1     Financial Statements

           Consolidated Statements of Financial Condition
           as of December 31, 1996 (unaudited) and
           June 30, 1996                                     2

           Consolidated Statements of Income for the
           Three Months ended December 31, 1996 and
           1995 and for the Six Months ended
           December 31, 1996 and 1995 (unaudited)            3

           Consolidated Statements of Changes in
           Stockholders' Equity for the Six Months
           ended December 31, 1996 (unaudited)               4

           Consolidated Statements of Cash Flows for
           the Six Months ended December 31, 1996 and
           1995 (unaudited)                                  5

           Notes to Unaudited Consolidated Financial
           Statements                                        7

Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations     9

Part II.   Other Information
----------------------------

Item 1     Legal Proceedings                                 15

Item 2     Changes in Securities                             15

Item 3     Default upon Senior Securities                    15

Item 4     Submission of Matters to a Vote of Security
           Holders                                           15

Item 5     Other Information                                 15

Item 6     Exhibits and Reports on Form 8-K                  15

Signature Page                                               16


                        IFB HOLDINGS, INC.
          Consolidated Statements of Financial Condition



                                                     December 31,   June 30,
                                                         1996         1996
Assets                                               (unaudited)
-------                                              ------------   ---------
                                                          (In Thousands)
Cash on hand and noninterest-earning deposits            401           471
Interest-earning deposits in other institutions        4,893         1,609
Investment securities
 Securities available-for-sale at fair value           3,456         3,264
 Securities held-to-maturity at amortized cost           215           215
Mortgage-backed and related securities
 available-for-sale, at fair value                    15,148        16,971
Loans receivable, net                                 28,690        28,429
FHLB stock                                               774           724
Accrued interest receivable                              379           457
Real estate owned                                          -             -
Premises and equipment                                   347           373
Other assets                                              43            74
                                                     -------       -------
   Total assets                                      $54,346       $52,587
                                                     -------       -------
                                                     -------       -------

Liabilities and Stockholders' Equity
------------------------------------

Deposits                                             $34,422       $35,495
Advances from Federal Home Loan Bank                  11,197        13,474
Advances from borrowers for taxes and insurance            8            35
Income taxes payable                                      82           118
Dividends payable                                          -             -
Accrued expenses and other liabilities                   237           197
                                                     -------       -------
   Total liabilities                                 $45,946       $49,319
                                                     -------       -------
                                                     -------       -------

Preferred stock, $.01 par value;
 authorized 100,000 shares; none outstanding         $     -       $     -
Common stock, $.01 par value; authorized
 900,000 shares, issued 592,523 shares at
 December 31, 1996 and 0 shares at
 June 30, 1996                                            59             -
Additional paid-in capital                             5,469             -
Retained earnings, substantially restricted            3,382         3,339
Less:
 Common stock acquired by the ESOP                     (452)             -
 Unrealized loss on securities available-for-sale,
 net of applicable deferred income taxes                (58)          (71)
                                                     -------       -------
   Total stockholders' equity                        $ 8,400       $ 3,268
                                                     -------       -------
   Total liabilities and stockholders' equity        $54,346       $52,587
                                                     -------       -------
                                                     -------       -------


See accompanying Notes to Unaudited Consolidated Financial Statements


                        IFB HOLDINGS, INC.
                 Consolidated Statements of Income


                                 Three Months Ended          Six Months Ended
                                    December 31                 December 31
                              -----------------------      ---------------------
                              1996              1995        1996            1995
                              -----------------------      ---------------------
                              (In thousands except         (In thousands except
                                   share data)                    share data)



Interest income:
 Loans receivable               $   595     $592      $ 1,181   $1,088
 Investment securities               57       41          119       80
 Mortgage-backed and
  related securities                272      225          582      504
 Other interest-earning
  assets                             22        8           31       16
                                -------     ----      -------   ------
   Total interest income            946      866        1,913    1,688

Interest expense:
 Deposits                           414      413          824      823
 FHLB Advances                      188      124          398      232
                                -------     ----      -------   ------
   Total interest expense           602      537        1,222    1,055

Net interest income                 344      329          691      633

Provision for loan losses             -        4            -        4
                                -------     ----      -------   ------
Net interest income after
 provision for loan losses          344      325          691      629

Noninterest income:
 Fees and service charges            57       85          110      146
 Gains on sales of
  mortgage-backed securities          9        4            9       39
 Other                               10        1           22        2
                                -------     ----      -------   ------
   Total noninterest income          76       90          141      187
                                -------     ----      -------   ------

Noninterest expense:
 Compensation and benefits          191      153          327      281
 Occupancy and equipment             34       15           53       30
 SAIF deposit insurance
  premiums                           25       25          275       47
 Other                               52       72          105      135
                                -------     ----      -------   ------
   Total noninterest expense        302      265          760      493
                                -------     ----      -------   ------

Income before income taxes          118      150           72      323
Income tax expense                   51       63           29      115
                                -------     ----      -------   ------
Net income                      $    67     $ 87      $    43     $208
                                -------     ----      -------   ------
                                -------     ----      -------   ------

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


See accompanying Notes Unaudited Consolidated Financial Statements


PAGE

                        IFB HOLDINGS, INC.
      Consolidated Statements of Changes in Stockholders Equity
                           (Unaudited)


                                                                                              Unrealized
                                                                                              Gain (Loss)
                                                                                              Securities
                                                                                              Available-
                                                                                               For-Sale,
                                                                                                Net of
                                                                                     Common    Applicable
                                                          Additional                  Stock    Deferred
                                                 Common     Paid-In     Retained     Acquired   Income
                                                  Stock     Capital     Earnings     by ESOP     Taxes     Total
                                                 ------   ----------    --------     --------  ----------  -----
                                                                           (In Thousands)
Balance at June 30, 1996                        $ -        $    -       $3,339       $    -     ($71)      $3,268

Additions (deductions) for the six
 months ended December 31, 1996:
   Net income                                     -             -           43            -         -          43
   Net proceeds from sale of common stock        59         5,463            -        (474)         -       5,048
   Compensation expense related to ESOP           -             6            -            -         -           6
   Reduction of ESOP obligation                   -             -            -           22         -          22
   Unrealized gain (loss) on securities
    available-for-sale, net of deferred
    income tax of $6,000                          -             -            -            -     $  13      $   13
                                                ---        ------       ------       ------     -----      ------

Balance, December 31, 1996                      $59        $5,469       $3,382       ($452)     ($58)      $8,400


See accompanying Notes to Unaudited Consolidated Financial Statements

PAGE

                        IFB HOLDINGS, INC.
             Consolidated Statements of Cash Flows



                                                           Six Months Ended
                                                              December 31,
                                                          1996          1995
                                                      -----------      -------
                                                           (In Thousands)
Cash flows from operating activities:
 Net income                                          $         43   $      208
 Adjustments to reconcile net earnings to net
 cash provided by operating activities:
  Provision for loan losses                                     -            4
 Net loss (gain) on sale of investments                       (9)         (39)
  Depreciation                                                 30           15
 Amortization of premiums and discounts                        24            9
 Excess of fair value over cost of ESOP shares                  6            -
 ESOP shares allocated                                         22            -
 FHLB stock dividend                                            -          (9)
 Decrease (increase) in interest receivable                    78         (31)
 Decrease (increase) in other assets                           31           22
 Increase (decrease) in income tax payable                   (36)          114
 Increase (decrease) in other liabilities                      40           11
                                                     ------------   ----------
     Net cash provided by operating activities       $        229   $      304
                                                     ------------   ----------

Cash flow from investing activities:
 Loans purchased                                            (626)      (2,387)
 (Increase) decrease in loans, net                            342        (605)
 Proceeds from sales of available-for-sale
  mortgage-backed securities                                1,857        1,214
 Proceeds from maturities of certificates of
  deposit                                                       -          100
 Purchase of available-for-sale investments
  securities and certificates of deposit                    (138)        (539)
 Principal collected on repayments and
  maturities of available-for-sale
  mortgage-backed and related securities                    1,418        1,128
 Purchase of available-for-sale mortgage-
  backed and related securities                           (1,485)      (4,770)
Purchase of FHLB stock                                       (50)        (251)
Purchase of equipment                                         (4)        (134)
                                                     ------------   ----------
   Net cash provided (used) by investing
    activities                                       $      1,314     ($6,244)
                                                     ------------   ----------

Cash flows from financing activities:
 Net proceeds from issuance of common stock                 5,048            -
 Net increase (decrease) in deposits                      (1,073)        (357)
 Net increase (decrease) in advances from
  borrowers for taxes and insurance                          (27)         (27)
 Proceeds from FHLB advances                                9,450       11,700
 Principal payments on FHLB advances                     (11,727)      (6,119)
                                                     ------------   ----------
   Net cash provided (used) by financing activities  $      1,671   $    5,197
                                                     ------------   ----------

   Increase (decrease) in cash and cash equivalents  $      3,214       ($743)

Cash and cash equivalents at beginning of period            2,080        2,300
                                                     ------------   ----------

Cash and cash equivalents at end of period           $      5,294   $    1,557
                                                     ------------   ----------
                                                     ------------   ----------



                        IFB HOLDINGS, INC.
             Consolidated Statements of Cash Flows
                          (Continued)


                                                           Six Months Ended
                                                              December 31,
                                                          1996          1995
                                                      -----------      -------
                                                            (In Thousands)

Supplemental cash flow disclosures:
 Cash paid for:
   Interest                                          $        681   $      443
                                                     ------------   ----------
                                                     ------------   ----------

   Income Taxes                                      $         72   $       41
                                                     ------------   ----------
                                                     ------------   ----------

Noncash activity:
 Loans transferred to real estate owned                         -            -
                                                     ------------   ----------
                                                     ------------   ----------


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

                        IFB HOLDINGS, INC.
                          Asset Quality


                                   December 31,   June 30,
                                      1996          1996
                                   ------------   --------


                                   (Dollars in thousands)
Non-accrual mortgage loans
 delinquent more than 90 days     $      13       $     118
Non-accrual other loans
 delinquent more than 90 days             0              10
Total non-performing loans               13             128

Real estate owned and in-
 substance foreclosed loans
 net of related allowance                 0               0

   Total non-performing assets    $      13       $     128

Non-performing loans to total
 loans                                0.05%           0.45%
Non-performing assets to
 total assets                         0.02%           0.24%

Allowance for loan losses to
 non-performing loans              2,214.05%        220.79%


Results of Operations

     Comparison of quarterly results in this section are between the three month periods ended December 31, 1996, and December 31, 1995 and between the six month periods then ended.

General

     Net income for the second quarter ended December 31, 1996 was $67,000, a decrease of $20,000 or 23% from the $87,000 net income for the second quarter ended December 31, 1995. Net income for the six months ended December 31, 1996, was $43,000, a decrease of $165,000 or 79.3% from the $208,000 net income for the comparable period ended December 31, 1995.

Interest Income

     Interest income increased $80,000 or 9.24% to $946,000 for the quarter ended December 31, 1996 from $866,000 for the quarter
ended December 31, 1995.   Interest income for the six months
ended December 31, 1996 was $1.9 million, and increase of $225,000, or 13.33% over the same period ended December 31, 1995.
 These increases resulted primarily from an increase in interest on loan receivable and mortgage-backed and related securities. Interest on mortgage-backed and related securities increased $47,000 for the quarter ended December 31, 1996 and $78,000 for the six months ended December 31, 1996. Interest on mortgage loans increased $3,000 for the three months ended December 31, 1996 and $93,000 for the six months ended December 31, 1996 as compared to the same period ended December 31, 1995.

Interest Expense

     Interest expense for the quarter ended December 31, 1996 was $602,000 as compared to $537,000 for the quarter ended December
31, 1995, an increase of 12.10%.   Interest expense for the six
months ended December 31, 1996 was $1.2 million as compared to $1.1 million for the six months ended December 31, 1995, an increase of $15.83%. These increases are the result of increases in Federal Home Loan Bank advances over the comparable period last year.

Net Interest Income

     Net interest income before provisions for loan losses was $344,000 for the quarter ended December 31, 1996 as compared to $329,000 for the quarter ended December 31, 1995, an increase of $15,000 or 4.56%. Net interest income before provisions for loan losses was $691,000 for the six months ended December 31, 1996, as compared to $633,000 for the six months ended December 31, 1995, an increase of $58,000 or 9.16%.

Noninterest Income

     Noninterest income was $76,000 for the quarter ended December 31, 1996 as compared to $90,000 for the quarter ended December 31, 1995, a decrease of $14,000 or 15.56%. Noninterest income was $141,000 for the six months ended December 31, 1996 as compared to $187,000 for the six months ended December 31, 1995, a decease of $46,000 or 24.60%. Income from fees and service charges decreased $28,000 or 32.94% from $85,000 for the three months ended December 31, 1995, to $57,000 for the three months ended December 31, 1996. For the six months ended December 31, 1996, income from service charges and fees was $110,000, a decrease of $36,000 or 24.7% as compared to the same period ended December 31, 1995.

Noninterest Expense

     Noninterest expense for the quarter ended December 31, 1996 increased $37,000, from $265,000 for the quarter ended December 31, 1995 to $302,000 for the quarter ended December 31, 1996. Noninterest expenses for the six months ended December 31, 1996 was $760,000 as compared to $493,000 for the six months ended December 31, 1995, an increase of $267,000 or 54.16%. The increase is due to an increase of compensation and benefits as well as a principal payment made on the ESOP loan on December 30, 1996. In addition, for the six months ended December 31, 1996, SAIF insurance premiums increased $228,000 or 485.11% as compared to the six months ended December 31, 1995, due to a special one-time SAIF assessment incurred on September 30, 1996.

Provision for Loan Losses

     For the three and six months ended December 31, 1996, the provision was not increased as compared to an increase of $4,000 for the three and six months ended December 31, 1995.

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




                          IFB Holdings, Inc.
                          ---------------------------------------
                          (Registrant)




Dated April 16, 1997           /s/ Earle S. Teegarden, Jr.
                               ----------------------------------
                               Earle S. Teegarden, Jr.
                               President and Chief Executive
                                Officer
                               (Duly Authorized Officer)


Dated April 16, 1997           /s/ Sherri Williams
                               ----------------------------------
                               Sherri Williams
                               Vice President and Controller
                               (Principal Financial Officer)

PAGE