Form 10QSB
period 1997-03-31
IFB HOLDINGS INC
filed 1997-05-09
CIK 1024135

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      For the Quarter Ended March 31, 1997

                         OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ----- to -----

                 Commission File Number 0-21687


                         IFB HOLDINGS, INC.
-----------------------------------------------------------------
(Exact name of Registrant as specified in its Charter)

          Delaware                          43-1760023
-----------------------------------------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification
incorporation or organization)                 Number)

522 Washington Street, Chillicothe, Missouri          64601
-----------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

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

    Yes (x)       No ( )

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.



Class                               Outstanding at March 31, 1997
-----------------------------------------------------------------
Common stock, $01 par value                   592,523

                       IFB HOLDINGS, INC.
                           FORM 10-QSB

                              Index

Part I.    Financial Information



Item 1    Financial Statements                              Page

          Consolidated Statements of Financial Condition
          as of March 31, 1997 (unaudited) and
          June 30, 1996                                     2

          Consolidated Statements of Income for the Three
          Months ended March 31, 1997 and 1996 and for the
          Nine Months ended March 31, 1997 and 1996
          (unaudited)                                       3

          Consolidated Statements of Changes in Stockholders'
          Equity for the Nine Months ended March 31, 1997
          (unaudited)                                       4

          Consolidated Statements of Cash Flows for the
          Nine Months ended March 31, 1997 and 1996
          (unaudited)                                       5

          Notes to Unaudited Consolidated Financial
          Statements                                        7

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations     9

Part II.   Other Information

Item 1    Legal Proceedings                                 14

Item 2    Changes in Securities                             14

Item 3    Default upon Senior Securities                    14

Item 4    Submission of Matters to a Vote of Security
          Holders                                           14

Item 5    Other Information                                 14

Item 6    Exhibits and Reports on Form 8-K                  14

Signature Page                                              15


                       IFB HOLDINGS, INC.
         Consolidated Statements of Financial Condition


                                                     March 31,     June 30,
                                                       1997          1996
                                                   (Unaudited)
ASSETS                                                   (In thousands)
Cash on hand and noninterest-earning deposits        $    563     $    471
Interest-earning deposits in other institutions         1,872        1,609
Investment securities:
 Securities available-for-sale at fair value            3,472        3,264
 Securities held-to-maturity at amortized cost          2,195          215
Mortgage-backed and related securities
 available-for-sale, at fair value                     16,499       16,971
Loans receivable, net                                  28,521       28,429
Accrued interest receivable                               416          457
Investment required by law:
 FHLB stock, at cost                                      774          724
 FRB stock, at cost                                        83            -
Premises and equipment                                    337          373
Other assets                                               82           74
       Total assets                                  $ 54,814     $ 52,587


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                             $ 35,315     $ 35,495
Advances from Federal Home Loan Bank                   10,681       13,474
Advances from borrowers for taxes and insurance            23           35
Income taxes payable                                      138          118
Accrued expenses and other liabilities                    129          197
       Total liabilities                             $ 46,286     $ 49,319

Preferred stock, $.01 par value;
 authorized 100,000 shares; none outstanding         $      -     $      -
Common stock, $.01 par value; authorized 900,000
 shares, issued 592,523 shares at March 31, 1997
 and 0 shares at June 30, 1996                             59            -
Additional paid-in capital                              5,472            -
Retained earnings, substantially restricted             3,512        3,339
Less:
 Common stock acquired by the ESOP                       (440)           -
 Unrealized loss on securities available-for-sale,
   net of applicable deferred income taxes                (75)         (71)
       Total stockholders' equity                    $  8,528     $  3,268
       Total liabilities and stockholders' equity    $ 54,814     $ 52,587


See accompanying Notes to Unaudited Consolidated Financial Statements

                       IFB HOLDINGS, INC.
                Consolidated Statements of Income
                           (Unaudited)


                                       Three Months Ended   Nine Months Ended
                                             March 31,           March 31,
                                       1997          1996   1997          1996
                                          (In thousands       (In thousands
                                        except share data)  except share data)
Interest income:
 Loans receivable                     $   581     $   586  $  1,761   $ 1,673
 Investment securities                     74          53       194       133
 Mortgage-backed and related securities   266         312       848       817
 Other interest-earning assets             40          12        71        28
    Total interest income                 961         963     2,874     2,651

Interest expense:
 Deposits                                 393         407     1,217     1,230
 FHLB Advances                            163         190       560       422
     Total interest expense               556         597     1,777     1,652

      Net interest income                 405         366     1,097       999

Provision for loan losses                   -           -         -         4
Net interest income after provision
 for loan losses                          405         366     1,097       995

Noninterest income:
 Fees and service charges                  49          58       159       204
 Gain on sales or mortgage-backed
  securities                                5           -        14        39
 Other                                      9           9        31        11
      Total noninterest income             63          67       204       254

Noninterest expense:
 Compensation and benefits                167         172       493       454
 Occupancy and equipment                   26          22        79        52
 SAIF deposit insurance premiums            1          21       277        68
 Other                                     62          61       167       196
      Total noninterest expense           256         276     1,016       770

Income before income taxes                212         157       285       479

Income tax expense                         82          55       112       170
Net income                                130         102       173       309

Pro form earnings per share:
 Primary and fully diluted              $0.24         n/a     $0.32       n/a

Pro forma weighted average number of
 shares outstanding:
      Primary and fully diluted       547,333         n/a   547,333       n/a


See accompanying Notes to Unaudited Consolidated Financial Statements

                       IFB HOLDINGS, INC.
   Consolidated Statements of Changes in Stockholders' Equity
                           (Unaudited)


                                                                                Unrealized
                                                                                Gain (Loss)
                                                                                Securities
                                                                                Available-
                                                                                 For-Sale,
                                                                                  Net of
                                                                      Common    Applicable
                                             Additional                Stock     Deferred
                                    Common    Paid-In     Retained    Acquired    Income
                                     Stock    Capital     Earnings     by ESOP     Taxes     Total
                                                       (In thousands)

Nine Months Ended
 March 31, 1997
Balance at June 30, 1996              $ -     $    -       $3,339       $   -      ($71)    $3,268
 Additions (deductions) for
   the nine months ended
     March 31, 1997
   Net income                           -          -          173           -         -        173
   Net proceeds from sale
      of common stock                  59      5,463            -        (474)        -      5,048
   Compensation expense
      related to ESOP                   -          9            -           -         -          9


   Reduction of ESOP
      obligation                        -          -            -          34         -         34
   Unrealized gain (loss) on
      securities available-for-
      sale, net of deferred
      Income tax of $2,000              -          -            -           -        (4)        (4)

Balance, March 31, 1997               $59     $5,472       $3,512       ($440)     ($75)    $8,528


See accompanying Notes to Unaudited Consolidated Financial Statements

                       IFB HOLDINGS, INC.
              Consolidated Statements of Cash Flows
                           (Unaudited)


                                                         Nine Months Ended
                                                              March 31,
                                                         1997          1996
                                                           (In thousands)
Cash flow from operating activities:
 Net income                                              $    173   $    309
 Adjustments to reconcile net earnings to
 net cash provided by operating activities:
   Provision for loan losses                                    -          4
   Net loss (gain) on sale of investments                      (9)       (39)
   Depreciation                                                40         21
   Amortization of premiums and discounts                      13         10
   Compensation expense related to ESOP                        43          -
   FHLB Stock dividend                                          -          9
   Decrease (increase) in interest receivable                  41        (81)
   Decrease (increase) in other assets                         (8)        (6)
   Increase (decrease) in income tax payable                   20         91
   Increase (decrease) in other liabilities                   (68)       181
        Net cash provided by operating activities        $    245   $    481

Cash flow from investing activities:
 Loans purchased                                           (1,313)    (2,544)
 (Increase) decrease in loans, net                          1,224        209
 Proceeds from sales of available-for-sale mortgage-
   backed securities and related securities                 1,857      1,214
 Proceeds from maturities of certificates of deposit            -        100
 Proceeds from maturities of investment securities              -        500
 Purchase of held-to-maturity investment securities        (1,975)         -
 Purchase of available-for-sale investment securities
  and certificates of deposit                                (159)    (1,060)
 Principal collected on repayments and maturities of
  available-for-sale mortgage-backed securities             2,097      1,880
 Purchase of available-for-sale mortgage-backed
  and related securities                                   (3,548)    (6,834)
 Purchase of FHLB and FRB stock                              (132)      (266)
 Purchase of equipment                                         (4)      (140)


        Net cash provided (used) by investing activities  ($1,953)   ($6,941)

Cash flows from financing activities:
 Net proceeds from issuance of common stock                 5,048          -
 Net increase (decrease) in deposits                         (180)        63
 Net increase (decrease) in advances from
    borrowers for taxes and insurance                         (12)       (20)
 Proceeds from FHLB advances                               12,450     16,400
 Principal payments on FHLB advances                      (15,243)   (10,332)
      Net cash provided (used) by financing activities      2,063      6,111

        Increase (decrease) in cash and cash equivalents      355       (349)

Cash and cash equivalents at beginning of period            2,080      2,300

Cash and cash equivalents at end of period                 $2,435     $1,951


                       IFB HOLDINGS, INC.
              Consolidated Statements of Cash Flows
                           (Unaudited)


                                                         Nine Months Ended
                                                              March 31,
                                                         1997          1996
                                                           (In thousands)
Supplemental cash flow disclosures:
 Cash paid for:
   Interest                                              $924       $720

   Income Taxes                                          $ 90       $104

Noncash activity:
 Loans transferred to real estate owned


See accompanying Notes to Unaudited Consolidated Financial Statements

                       IFB HOLDINGS, INC.
      Notes to Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the nine month period ended March 31, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 1997.

     The unaudited consolidated financial statements include the amounts of IFB Holdings, Inc. (the "Holding Company") and its wholly-owned subsidiary, Investors Federal Bank, National Association, (the "Bank"), and the Bank's wholly-owned subsidiary, Investors Federal Service Corporation for the nine months ended March 31, 1997. The consolidated financial statements for the prior periods include accounts of the Bank and its subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

(2)  Conversion to Stock Ownership and National Bank

     The Board of Directors of the Bank, on September 23, 1996, unanimously adopted a Plan of Conversion pursuant to which the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank, with the concurrent formation of the Holding Company. The Holding Company, on December 30, 1996, sold 592,523 shares of common stock at $10.00 per share during the subscription offering. The proceeds from the conversion, after recognizing conversion expenses and underwriting costs of approximately $403,000, were $5,522,000 and are recorded as common stock and additional paid in capital on the accompanying unaudited consolidated statement of financial condition. The Holding Company utilized approximately $2,762,000 of the net proceeds to purchase all of the capital stock of the Bank.

     On January 30, 1997, the Bank changed its charter from a
     federally chartered savings bank   to a national bank.

     The Bank has established for eligible employees an Employee Stock Ownership Plan ("ESOP") in connection with the conversion. The ESOP borrowed $474,010 from the Holding Company and purchased 47,401 common shares issued in the conversion. The Bank is making the scheduled discretionary cash contributions to the ESOP sufficient to service the
     amount borrowed.   To date, the Bank has made payments of
     $43,255 ($33,960 principal) to the Holding Company.   The
     $440,050 ESOP obligation ($474,010 in stock issued by the Holding Company on December 30, 1996 less the principal payments made by the Bank) is reflected in the accompanying consolidated financial statements as a charge to unearned compensation and a credit to common stock and paid-in capital. The unamortized balance of unearned compensation is shown as a deduction of stockholders' equity. The unpaid balance of the ESOP loan is eliminated in consolidation.

(3)  Pro Forma Earnings Per Share

     On December 30, 1996, 592,523 shares of the Company's stock were issued, including 47,401 shares issued to the ESOP. Earnings per share amounts for the three month and nine month periods ended March 31, 1997 are based upon 547,333 shares, exclusive of unallocated shares issued to the ESOP, as though those shares were outstanding for the entire
     period.   The computation does not reflect the pro forma
     effects of the investment income that would have been earned had the net proceeds from conversion been received at the beginning of the nine month period.

(4)  Commitments and Contingencies

     Commitments to originate and purchase mortgage loans of $859,000 at March 31, 1997, represent amounts which the Bank plans to fund within the normal commitment period of sixty to ninety days. As of March 31, 1997, the Bank had no commitments to purchase mortgage-backed securities, CMOs or investment securities. The Bank had no commitments outstanding to sell mortgage loans, mortgage-backed securities, CMOs or investment securities at March 31, 1997.

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

     Investors Federal Bank, National Association was originally founded in 1934 as a federally chartered savings and loan association located in Chillicothe, Missouri under the name Chillicothe Federal Savings and Loan Association. In 1974, the Bank changed its name to Investors Federal Savings and Loan Association, and in 1988 the Bank changed its name to Investors Federal Bank and Savings Association. On December 30, 1996, the Bank completed a conversion from mutual to stock ownership. On January 30, 1997, the Bank changed its charter to a national bank charter and its name to Investors Federal Bank, National Association. Its deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank serves Livingston, Caldwell, and Daviess Counties, Missouri. The Bank conducts business through its main office and two branches located in Hamilton and Gallatin, Missouri.

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

     The earnings of the Bank depend primarily on its net interest income, which is the difference between interest earned on its loans and investments and the interest paid on its interest-bearing liabilities, consisting of deposits and FHLB advances. The Bank, like other financial institutions, is subject to interest-rate risk to the degree that its interest-earning assets mature or reprice at different times, or on different bases, than its interest-bearing liabilities. The Bank's operating results are also affected by the amount of its noninterest income, including gain on the sales of investments, service charges, and other income. Non-interest expense consists primarily of employee compensation, occupancy expenses, FDIC insurance premiums and other general and administrative expenses.
 The Bank's operating results are significantly affected by general economic and competitive conditions, in particular, the changes in market interest rates, government policies and actions by regulatory authorities.

Liquidity and Capital Resources

     The Bank's most liquid assets are cash and cash equivalents,
which includes short-term investments.   The levels of these
assets are dependent on the Bank's lending, investing, operating, and deposit activities during any given period. At March 31, 1997 and June 30, 1996, cash and cash equivalents totalled $2.4 million and $2.1 million, respectively.

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

           The primary investment activity of the Bank is the origination and purchase of mortgage loans. Another investment activity of the Bank is the investment of funds in U.S. agency bonds, mortgage-backed and related securities, collateralized mortgage obligations and FHLB overnight funds. During periods when the Bank's loan demand is limited, the Bank may purchase short-term investment securities to obtain a higher yield than otherwise available.

     At March 31, 1997, the Bank had outstanding loan commitments of $859,000. The Bank anticipates it will have sufficient funds available to meet its commitments. Certificates of deposit that were scheduled to mature in one year or less at March 31, 1997 were $13.3 million. Management believes that a significant portion of such deposits will remain with the Bank.

     Under federal law, the Bank is required to meet certain leverage and risk-based capital requirements. The leverage ratio requires a minimum ratio of "Tier 1 capital" to adjusted total assets. At March 31, 1997, the Bank exceeded both of the
capital requirements.  The Bank's capital ratios were:   11.13%
leverage capital and 27.14% risk-based capital. The Bank had "Tier 1 capital" of $5.8 million at March 31, 1997 and risk-based capital of $6 million.

Financial Condition

     Total assets increased $2.2 million, or 4.2%, to $54.8 million at March 31, 1997 from $52.6 million at June 30, 1996. This was primarily the result of increases of $2 million, or
930.2%, in investment securities held-to-maturity.   The increase
in investment securities held-to-maturity was due to the sale of IFB Holdings, Inc. common stock, which generated net proceeds of $5 million on December 30, 1996, after deducting a $474,010 loan by IFB Holdings, Inc. for the purchase of common stock by the Employee Stock Ownership Plan.

     FHLB Advances decreased $2.8 million, or 20.7%, to $10.7 million at March 31, 1997, from $13.5 million at June 30, 1996.
Proceeds from the sales of mortgage-backed and related securities as well as proceeds from the sale of IFB Holdings, Inc. common stock were used to pay down the advances.

     Total equity increased $5.2 million, or 157.6%, from $3.3 million at June 30, 1996 to $8.5 million at March 31, 1997. The increase was primarily due to the sale of IFB Holdings, Inc. common stock. In addition, net income during the nine months ended March 31, 1997 was $173,000 and net unrealized loss on investment securities available-for-sale, net of taxes, increased $4,000.

Asset Quality

     The Bank regularly reviews interest earning assets to determine proper valuation. Management's monitoring of the asset portfolio includes reviews of historical loss experience, known and inherent risks in the portfolio, the value of any underlying collateral, prospective economic conditions and the regulatory environment. The Banks non-accrual mortgage loans decreased from $118,000 at June 30, 1996 to $90,000 at March 31, 1997.

     The table on the following page sets forth information regarding the Bank's non-accrual loans and foreclosed real estate at the dates indicated. The Bank discontinues accruing interest on delinquent loans no later than ninety days past due. At March 31, 1997, the Bank has no restructured loans within the meaning of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 15.

                       IFB HOLDINGS, INC.
                          Asset Quality


                                     March 31,           June 30,
                                       1997                1996
Non-accrual mortgage loans
 delinquent more than 90 days            $ 90              $118
Non-accrual other loans
 delinquent more than 90 days               1                10
Total non-performing loans                 91               128

 Real estate owned and in-
   substance foreclosed loans,
   net of allowance                         0                 0

    Total non-performing assets          $ 91              $128

Non-performing loans to
 total loans                             0.32%             0.45%
Non-performing assets to
 total assets                            0.17%             0.24%

Allowance for loan losses
 to non-performing loans               314.29%           220.79%


Results of Operations

     Comparisons of quarterly results in this section are between the three month periods ended March 31, 1997, and March 31, 1996 and between the nine month periods then ended.

General

     Net income for the third quarter ended March 31, 1997 was $130,000, an increase of $28,000 or 27.5% from the $102,000 net income for the third quarter ended March 31, 1996. Net income for the nine months ended March 31, 1997, was $173,000, a decrease of $136,000 or 44% from the $309,000 net income for the comparable period ended March 31, 1996.

Interest Income

     There was little change in interest income of $961,000 for the quarter ended March 31, 1997, as compared to $963,000 for the quarter ended March 31, 1996. However, interest on investment securities increased $21,000, or 39.6% from $53,000 for the quarter ended March 31, 1996, to $74,000 for the quarter ended March 31, 1997 due to the increase in the amount of investment securities owned during the period. In addition, interest on other earning assets increased $28,000, or 233.3% from $12,000 for the quarter ended March 31, 1996, to $40,000 for the quarter ended March 31, 1997. The increase was a result of the proceeds from the conversion temporarily being invested in interest earning deposits in other institutions. Interest income for the nine months ended March 31, 1997 was $2.9 million, an increase of $200,000, or 7.4% over the same period ended March 31, 1996.
The increase resulted primarily from an increase in interest on loans receivable, investment securities, and other interest earning assets. Interest on mortgage loans increased $88,000, or 5.3% for the nine months ended March 31, 1997 as compared to the same period ended March 31, 1996. Interest on investment securities increased $61,000, or 45.9%, from $133,000 to $194,000
for the nine months ended March 31, 1997.   Interest on other
interest earning assets increased 43,000, or 153.6% for the nine months ended March 31, 1997 compared to the same period ending March 31, 1996.

Interest Expense

     Interest expense for the quarter ended March 31, 1997 was $556,000 as compared to $597,000 for the quarter ended March 31, 1996, a decrease of $41,000, or 6.9%. Interest on advances from FHLB was $163,000 for the three months ended March 31, 1997, as compared to $190,000 for the same period ended March 31, 1996, a decrease of $27,000 or 14.2%. The decrease was due to a decrease in the amount of advances outstanding during the three month
period.     Interest expense for the nine months ended March 31,
1997 was $1.8 million as compared to $1.7 million for the nine months ended March 31, 1996, an increase of 5.9%. The increase is the result of increases in Federal Home Loan Bank advances over the comparable period last year.

Net Interest Income

     Net interest income before provisions for loan losses was $405,000 for the quarter ended March 31, 1997, as compared to $366,000 for the quarter ended March 31, 1996, an increase of $39,000 or 10.7%. Net interest income before provisions for loan losses was $1.1 million for the nine months ended March 31, 1997, as compared to $999,000 for the nine months ended March 31, 1996, an increase of $101,000 or 10.1%.

Noninterest Income

     Noninterest income was $63,000 for the quarter ended March 31, 1997 as compared to $67,000 for the quarter ended March 31, 1996, a decrease of $4,000 or 6%. Noninterest income was $204,000 for the nine months ended March 31, 1997 as compared to $254,000 for the nine months
ended March 31, 1996, a decease of $50,000 or 19.7%.   Gains on
the sales of mortgage-backed and related securities increased $5,000 for the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, but decreased $25,000, or 64.1% for the nine months ended March 31, 1997 compared to the same period
ended March 31, 1996.   In addition, income from fees and service
charges decreased $9,000 or 15.5% from $58,000 for the three months ended March 31, 1996, to $49,000 for the three months ended March 31, 1997. For the nine months ended March 31, 1997, income from service charges and fees was $159,000, a decrease of $45,000 or 22% as compared to the same period ended March 31, 1996.

Noninterest expense

     Noninterest expense for the quarter ended March 31, 1997 decreased $20,000, or 7.3%, from $276,000 for the quarter ended March 31, 1996 to $256,000 for the quarter ended March 31, 1997. The decrease for the quarter ended March 31, 1997, was due to a decrease of $20,000 in the amount of SAIF insurance premiums as
compared to the same period ended March 31, 1996.    Noninterest
expenses for the nine months ended March 31, 1997 was $1 million as compared to $770,000 for the nine months ended March 31, 1996, an increase of $230,000 or 29.9%. The increase is due to an increase of compensation and benefits as well as principal payments made on the ESOP loan . In addition, for the nine months ended March 31, 1997, SAIF insurance premiums increased $209,000 or 307.4% as compared to the nine months ended March 31, 1996, due to a special one-time SAIF assessment incurred on September 30, 1996.

Provision for Loan Losses

     For the three months ended March 31, 1997 and 1996, the provision for loan losses was not increased. For the nine months ended March 31, 1997, the provision was not increased as compared to an increase of $4,000 for the nine months ended March 31, 1996.

Income Tax

     The provision for federal and sate income taxes increased $27,000, or 49.1%, from $55,000 for the quarter ended March 31, 1996, to $82,000 for the quarter ended March 31, 1997. The increase is due to an increase in income for the quarter. The provision for federal and state income taxes decreased $58,000 to $112,000 for the nine months ended March 31, 1997 as compared to $170,000 for the nine months ended March 31, 1996. The decrease in income tax expense is due to a decrease in taxable income for the period.

                       IFB HOLDINGS, INC.
                  Part II  --  Other Information

Item 1    Legal Proceedings
          The Holding Company and the Bank are not involved in any pending legal proceedings other than legal proceedings incident to the business of the Holding Company and the Bank, which involve amounts in the aggregate which management believes are immaterial to the financial condition and results of operations of the Holding Company and the Bank.

Item 2    Changes in Securities
          Not applicable.

Item 3    Default upon Senior Securities
          Not applicable.

Item 4    Submission of Matters to a Vote of Security Holders
          Not applicable.

Item 5    Other Information
          None.

Item 6    Exhibits and Reports on Form 8-K
          None.

                       IFB HOLDINGS, INC.
                           Signatures


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              IFB Holdings, Inc.
                              -----------------------------------
                              (Registrant)




Dated April 22, 1997          /s/ Earle S. Teegarden, Jr.
                              -----------------------------------
                              Earle S. Teegarden, Jr.
                              President and Chief Executive
                               Officer
                              (Duly Authorized Officer)




Dated April 22, 1997          /s/ Sherri Williams
                              -----------------------------------
                              Sherri Williams
                              Vice President and Controller
                              (Principal Financial Officer)