Form 10KSB40
period 1997-06-30
IFB HOLDINGS INC
filed 1997-09-29
CIK 1024135

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB


[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

      For the fiscal year ended June 30, 1997

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

         For the transition period from                to
                                       ----------------   ---------------

                         Commission file number 0-21687

                              IFB HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                Delaware                             43-1760023
   ---------------------------------    ------------------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)



     522 Washington Street, Chillicothe, Missouri            64601
     --------------------------------------------          ----------
      (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:   (816) 646-3733
                                                      --------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

          Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES   X      NO
                                        -----      -----.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form-10KSB. [X]

     The registrant's revenues for the fiscal year ended June 30, 1997 were $4.1 million.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the National Daily Quotation System Pink Sheets as of September 23, 1997, was $6.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of September 23, 1997, there were issued and outstanding 592,523 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts II and III of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended June 30, 1997.

     Part III of Form 10-KSB - Proxy Statement for 1997 Annual Meeting of Stockholders.

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

IFB Holdings, Inc. (the "Company") was organized in October 1996 for the purpose of serving as a holding company for Investors Federal Bank and Savings Association (the "Bank") upon its conversion from mutual to stock form, and of Investors Federal Bank, National Association following the conversion from a thrift to a national bank. On December 30, 1996, the Company closed its public offering for 592,523 shares of its common stock and acquired the Bank as part of the Bank's conversion from a mutual to a stock chartered federal savings bank. Approximately 50% of the net conversion proceeds were retained by the Company. The Company is subject to regulation by the Federal Reserve Bank and the Securities and Exchange Commission. The business of the Company consists primarily of the business of the Bank.

The Bank was originally chartered as a federal savings association in 1934 under the name Chillicothe Federal Savings and Loan Association. In 1974, the Bank changed its name to Investors Federal Savings and Loan Association, and in 1988 the Bank changed its name to Investors Federal Bank and Savings Association. On December 30, 1996, the Bank completed its conversion from a mutual to a stock charter. The Bank converted to a National Bank on January 30, 1997, and changed its name to Investors Federal Bank, National Association.

The executive offices of the Company and the Bank are located at 522 Washington Street, Chillicothe, Missouri 64601. The telephone number at that address is
(816) 646-3733.

The Bank has been, and intends to continue to be, a community-oriented financial institution offering selected financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds, to originate and purchase one- to four-family residential mortgage loans, and to originate non-residential real estate loans (primarily farm loans), and consumer loans consisting primarily of loans secured by automobiles. In addition, in recent years, the Bank has expanded its loan portfolio by purchasing SBA-guaranteed loans and FHA-insured Title I home improvement loans. Because of the limited lending opportunities in its local market area and to the extent adjustable-rate one- to four-family residential mortgage loans are unavailable for purchase at attractive yields, the Bank also invests in mortgage-backed securities and other investment securities.

MARKET AREA AND COMPETITION

The Bank conducts its operations through its main office in Chillicothe and branch offices in Hamilton and Gallatin, Missouri. The Bank's offices are located in the northwest part of Missouri, approximately 95 miles northeast of Kansas City and approximately 60 miles south of the Iowa-Missouri state line.

The Bank's market area is changing primarily from an agrarian economy into a subregional manufacturing and distribution center. The major employers in the Bank's market area are Donaldson Company, Lambert Manufacturing, Midwest Gloves Corporation, SEMCO, the Department of Corrections, the local school districts, Wire Rope Corp. of America, Landmark Metal Fabricating and Hamilton Hillcrest.

The Bank faces significant competition in attracting deposits and originating loans. This competition arises, with respect to originating loans, from mortgage bankers and to a lesser extent from commercial banks, savings institutions and credit unions, and with respect to attracting deposits, from securities firms and mutual funds and from other financial institutions in its market area. In Livingston, Caldwell and Daviess Counties, where the Bank's three offices are located, there are ten commercial banks, in addition to the Bank.

LENDING ACTIVITIES

GENERAL.   The Bank has emphasized and, subject to market conditions, will continue to emphasize the origination and purchase of one- to four-family residential mortgage loans. In recent years, subject to market conditions, the Bank has emphasized the origination and purchase of ARM loans and shorter-term fixed-rate residential mortgage loans. At June 30, 1997, the Bank's portfolio of one- to four-family residential mortgage loans totaled $23.4 million, or 77.4% of total loans. The Bank also originates loans secured by farm residences and combinations of farm residences and farm real estate. At June 30, 1997, the non-residential real estate portfolio (consisting principally of farm loans) totaled $1.7 million, or 5.7% of total loans, all of which were secured by properties located in the Bank's market area. The Bank's non-mortgage loans consist primarily of automobile loans, all of which are direct originations (i.e., not through a dealer), SBA-guaranteed loans and FHA-insured Title I home improvement loans.

Under OCC regulations, a national bank's loans-to-one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. At June 30, 1997, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $918,000. At June 30, 1997, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's largest lending relationship at June 30, 1997 was four loans to an individual borrower aggregating $437,000 and secured by one-to four- family residential rental properties. At June 30, 1997, these loans were performing in accordance with their terms.

LOAN PORTFOLIO COMPOSITION. Set forth below is data relating to the composition of the Bank's loan portfolio by type of loans as of the dates indicated.

                                                                               At June 30,
                                                ---------------------------------------------------------------------------
                                                          1997                     1996                      1995
                                                -----------------------   -----------------------   -----------------------
                                                  Amount       Percent      Amount       Percent       Amount      Percent
                                                ----------   ----------   ----------   ----------   ----------   ----------
                                                                           (Dollars in Thousands)
 Real estate loans:
 ------------------
 One- to four-family..................          $   23,386        77.35%  $   22,798        79.49%  $   21,020        79.63%
 Non-residential real estate..........               1,729         5.72        1,955         6.81        1,874         7.10
 Commercial...........................                 471         1.56          369         1.29          409         1.55
                                                ----------   ----------   ----------   ----------   ----------   ----------
     Total real estate loans..........              25,586        84.63       25,122        87.59       23,303        88.28
                                                ----------   ----------   ----------   ----------   ----------   ----------
Consumer and other loans:
-------------------------
 Automobile...........................               1,669         5.52        1,365         4.76        1,298         4.92
 SBA guaranteed.......................                 971         3.21          982         3.42          993         3.76
 Home improvement-FHA.................               1,202         3.98          437         1.52            -            -
 Savings account......................                 395         1.30          341         1.19          364         1.38
 Other................................                 410         1.36          434         1.52          440         1.66
                                                ----------   ----------   ----------   ----------   ----------   ----------
     Total consumer and other loan....               4,647        15.37        3,559        12.41        3,095        11.72
                                                ----------   ----------   ----------   ----------   ----------   ----------

     Total loans......................              30,233       100.00%      28,681       100.00%      26,398       100.00%
                                                             ==========                ==========                ==========
Less:
-----
 Loans in  process....................                  (1)                       (5)                        (8)
 Deferred fees and origination costs..                  15                        36                         31
 Allowance for losses.................                (285)                     (283)                       (81)
                                                ----------                ----------                 ----------

 Total loans receivable, net..........          $   29,962                $   28,429                 $   26,340
                                                ==========                ==========                 ==========

The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rates at the dates indicated.

                                                                         At June 30,
                                          ---------------------------------------------------------------------------
                                                    1997                     1996                      1995
                                          -----------------------   -----------------------   -----------------------
                                            Amount       Percent      Amount       Percent       Amount      Percent
                                          ----------   ----------   ----------   ----------   ----------   ----------
                                                                     (Dollars in Thousands)
Fixed-Rate Loans:
-----------------
 Real estate:
 One- to four-family...........           $    4,281        14.16%  $    4,180        14.58%  $    3,784        14.34%
 Commercial....................                  438         1.45          369         1.28          409         1.55
 Non-residential...............                  212          .70          317         1.11          424         1.60
                                          ----------   ----------   ----------   ----------   ----------   ----------
  Total real estate loans......                4,931        16.31        4,866        16.97        4,617        17.49
 Consumer and other............                3,681        12.18        2,530         8.82        2,081         7.88
                                          ----------   ----------   ----------   ----------   ----------   ----------
  Total fixed-rate loans.......                8,612        28.49        7,396        25.79        6,698        25.37
                                          ----------   ----------   ----------   ----------   ----------   ----------
Adjustable-Rate Loans:
----------------------
 Real estate:
 One- to four-family...........               19,105        63.19       18,618        64.91       17,236        65.30
 Commercial....................                   33          .11            -            -            -            -
 Non-residential...............                1,517         5.02        1,638         5.71        1,450         5.49
                                          ----------   ----------   ----------   ----------   ----------   ----------
  Total real estate loans......               20,655        68.32       20,256        70.62       18,686        70.79
 Consumer and other............                  966         3.19        1,029         3.59        1,014         3.84
                                          ----------   ----------   ----------   ----------   ----------   ----------
  Total adjustable-rate loans..               21,621        71.51       21,285        74.21       19,700        74.63
                                          ----------   ----------   ----------   ----------   ----------   ----------
  Total loans..................               30,233       100.00%      28,681       100.00%      26,398       100.00%
                                                       ==========                ==========                ==========
Less:
-----
 Loans in process..............                   (1)                       (5)                       (8)
 Deferred fees and
  origination costs............                   15                        36                        31
 Allowance for loan losses.....                 (285)                     (283)                      (81)
                                          ----------                ----------                 ---------
  Total loans receivable, net..           $   29,962                $   28,429                 $  26,340
                                          ==========                ==========                 =========

ONE- TO FOUR-FAMILY MORTGAGE LOANS. The Bank's primary lending activity is the origination for its portfolio of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank's market area. Loans are generated through the Bank's marketing efforts, its existing customers and referrals, real estate brokers, builders and local businesses. The Bank generally has limited its real estate loan originations to the financing of properties located within its market area, although it has from time to time in the past purchased loans secured by properties located outside of its market area. The average principal balance of the loans in the Bank's one- to four-family residential mortgage loan portfolio was approximately $32,500 at June 30, 1997. At June 30, 1997, the Bank had $23.4 million, or 77.4% of its total loan portfolio, invested in mortgage loans secured by one- to four-family residences.

The Bank originates fixed-rate residential one- to four-family loans with terms of up to 20 years. As of June 30, 1997, $4.3 million, or 14.2% of the Bank's loan portfolio, consisted of fixed-rate residential one- to four-family loans. The Bank's fixed-rate mortgage loans amortize monthly with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

The Bank also offers ARM loans for terms ranging up to 30 years. The Bank currently offers ARM loans that adjust every year, with interest rate adjustment limitations up to two percentage points per year and up to six percentage points over the life of the loan; however, a majority of the ARM loans in the Bank's portfolio have adjustment limitations of one percentage point per year and five percentage points over the life of the loan. Additionally, the Bank offers ARM loans that adjust annually after an initial lock-in term of three or five years has expired. In a rising interest rate environment, such rate limitations may prevent ARM loans from repricing to market interest rates, which would have an adverse effect on net interest income. The Bank has used different interest indices for ARM loans in the past, and currently uses the one year U.S. Treasury Index adjusted to a constant maturity, with margins of 300-325 basis points for agency conforming ARM loans. ARM loans secured by residential one- to four-family real estate totaled $19.1 million, or 63.2% of the Bank's total loan portfolio at June 30, 1997. The origination of fixed-rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, the Bank's interest rate gap position and loan products offered by the Bank's competitors. During fiscal year 1997, the Bank originated $1.8 million in fixed-rate residential mortgage loans and $3.2 million of ARM loans. During fiscal year 1996, the Bank originated $2.1 million of fixed-rate residential mortgage loans and $3.1 million of ARM loans. During fiscal year 1995, the Bank originated $596,000 of fixed-rate residential mortgage loans and $3.0 million of ARM loans.

Regulations limit the amount that a bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ("LTV") ratio of 95% for residential property (and 100% for loans guaranteed by the Veterans Administration) and 90% for all other real estate loans. The Bank's lending policies, however, generally limit the maximum LTV ratio of 80% of the lesser of the appraised value or the purchase price of the property securing the loan in the case of loans secured by one- to four-family owner-occupied properties. On conventional one- to four-family loans, the Bank will lend up to a 95% LTV ratio; however, loans with LTV ratios in excess of 80% may require private mortgage insurance and loans with LTV ratios in excess of 90%, with rare exceptions, require private mortgage insurance or additional readily marketable collateral.

When underwriting residential real estate loans, the Bank reviews each loan applicant's employment, income and credit history. The Bank's policy is to obtain credit reports and financial statements on all borrowers and guarantors. Properties securing real estate loans are appraised by the Bank's employees. Appraisals are subsequently reviewed by the Bank's Chief Lending Officer and the Loan Committee, as applicable. Management believes the stability of income, past credit history and adequacy of the proposed security are integral parts in the underwriting process. Generally, the applicant's total monthly mortgage payment, including all escrow amounts, is limited to 25 percent of the applicant's total monthly income. In addition, total monthly obligations of the applicant, including mortgage payments, should not generally exceed 33% of total monthly income. Written appraisals are always required on real estate property offered to secure an applicant's loan. The Bank requires fire and casualty insurance on all properties securing real estate loans, as well as title insurance or a certified abstract and written attorney's title opinion.

NON-RESIDENTIAL REAL ESTATE LENDING. The Bank originates loans secured by farm residences and combinations of farm residences and farm real estate. At June 30, 1997, the non-residential real estate portfolio totaled $1.7 million, or 5.7% of total loans, all of which were secured by properties located in the Bank's market area. The principal balance of such loans in the Bank's portfolio ranged from approximately $6,000 to $245,000 at June 30, 1997. Non-residential real estate mortgage loans are generally made for terms of 15 to 20 years.

Loans secured by farm real estate generally involve greater risks than one- to four-family residential mortgage loans. Payments on loans secured by such properties may, in some instances, be dependent on farm income from the properties. To address this risk, applicants may be required to provide income projections for the coming year as well as a five-year history on past production from the farm securing the loan. The Bank also evaluates the cash flow from the farm securing the loan, and the Bank's analysis of such cash flow data is an important part of the underwriting decision. Nonetheless, such loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, the Bank may be confronted with a property the value of which is insufficient to assure full repayment in the event of default and foreclosure. The Bank seeks to minimize these risks in a variety of ways, including limiting the size of such loans, limiting the maximum loan to value ratio to 75% and strictly scrutinizing the financial condition of the borrower and the quality of the collateral securing the loan. All of the properties securing the Bank's nonresidential real estate mortgage portfolio are inspected and appraised by the Bank's lending personnel before the loan is made.

COMMERCIAL REAL ESTATE LENDING. The Bank occasionally originates loans secured by commercial real estate. At June 30, 1997, $471,000, or 1.6%, of the Bank's loan portfolio consisted primarily of one commercial real estate loan, which represented a purchased participation in a commercial real estate loan secured by a nursing home located in St. Peters, Missouri, a suburb of St. Louis. At June 30, 1997, this loan was performing according to its terms.

Commercial real estate loans originated or purchased by the Bank may be either fixed- or adjustable-rate loans with terms to maturity and amortization schedules of up to 30 years. Commercial real estate loans are written in amounts of up to 80% of the lesser of the appraised value of the property or the sales price.

Appraisals on properties which secure commercial real estate loans are performed by the Bank's employees or an independent appraiser designated by the Bank before the loan is made. All appraisals on commercial real estate loans are reviewed by the Bank's management. In underwriting such loans, the Bank primarily considers the cash flows generated by the real estate to support the debt service, the financial resources and income level of the borrower and the Bank's experience with the borrower. In addition, the Bank's underwriting procedures require verification of the borrower's credit history, an analysis of the borrower's income, financial statements and banking relationships, a review of the borrower's property management experience and references, and a review of the property, including cash flow projections and historical operating results. The Bank seeks to ensure that the property securing the loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments.

Commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. Nevertheless, loans secured by such properties are generally larger, more difficult to evaluate and monitor and, therefore generally, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, the borrower's ability to repay the loan might be impaired. The Bank has attempted to minimize these risks by lending primarily to the ultimate user of the property or on existing income-producing properties.

CONSUMER AND OTHER LENDING.   Investors Federal originates a limited variety of
consumer loans, primarily direct automobile loans. The Bank currently originates substantially all of its consumer loans in its primary market area. The Bank also occasionally purchases consumer and other loans originated by other financial institutions. Such purchased loans include adjustable rate loans guaranteed by the SBA and FHA insured Title I home improvement loans.

The primary component of the Bank's consumer loan portfolio consists of automobile loans secured by both new and used cars and light trucks. The Bank originates automobile loans on a direct basis, where the Bank extends credit directly to the borrower. The Bank's automobile loans generally have terms that do not exceed five years and carry a fixed-rate of interest. Generally loans on new vehicles are made in amounts up to 80% of cost and loans on used vehicles are made in amounts up to 90% of the vehicles' "Black Book" value, as published by the Hearst Business Media Corporation. Collision and comprehensive insurance coverage is required on all automobile loans.

The Bank also purchases FHA home improvement loans, which are fixed-rate with terms ranging from one to fifteen years. Principal and interest payments on such loans are 100% guaranteed to investors, such as the Bank, by the Department of Housing and Urban Development, a department of the United States Government. At June 30, 1997, the Bank's purchased FHA home improvement loan portfolio consisted of four FHA loan packages, with fixed rates ranging between 9.25%- 10.25% in the aggregate amount of $1.2 million, representing 4% of the Bank's total loan portfolio.

The Bank also purchases adjustable rate loans guaranteed by the SBA, an independent agency of the Federal Government. Such loans are generally originated by financial institutions to small- and medium-sized businesses, with interest rates that adjust monthly or quarterly based on the prime rate. SBA-guaranteed loans generally have terms ranging from seven to 25 years depending on the use of the proceeds. The principal and interest on such loans is 90% insured by the Small Business Administration and the Bank has limited its purchases to the guaranteed portion of such loans. Such loans are generally sold at a premium to par value primarily due to the SBA's guarantee. As of June 30, 1997, the Bank's purchased SBA-guaranteed loan portfolio consisted of three loans in the aggregate amount of $971,000, representing 3.2% of the Bank's total loan portfolio.

Finally, the Bank has originated a small number of loans for the purchase of farm equipment. Such loans are generally secured by chattel and equipment and generally are originated as fixed-rate loans with terms of less than five years.

Consumer loans vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The underwriting standards employed by the Bank for originated consumer loans include an application, a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At
June 30, 1997,   $21,000 in consumer loans were non-performing.  There can be no assurances, however, that delinquencies will not increase in the future.

LOAN MATURITY SCHEDULE

The following schedule illustrates the contractual maturity and weighted average rates of the Bank's total loan portfolio at June 30, 1997. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of scheduled payments, possible prepayments or enforcement of due-on-sale clauses. The total amounts of loans due after June 30, 1997 that have predetermined interest rates is $8.6 million, and that have floating or adjustable rates is $21.6 million.

                                                                 Nonesidential Real
                                        One- to Four Family     Estate & Commercial      Consumer and Other            Total
                                        -------------------     -------------------     -------------------     -------------------
                                                   Weighted                Weighted                Weighted                Weighted
                                                    Average                Average                 Average                 Average
                                         Amount      Rate        Amount      Rate        Amount      Rate        Amount      Rate
                                        --------   --------     --------   --------     --------   --------     --------   --------
                                                              (Dollars in Thousands)
Due During Years Ending June 30,
--------------------------------
1998 (1)..........................      $    138       7.87%    $     71       9.00%    $    583       9.09%    $    792       8.86%

1999..............................           189       8.46           44       9.80          423      10.61          656       9.94
2000..............................           264       8.88           26       9.13          570       9.49          860       9.29
2001 and 2002.....................         1,122       8.62           23       9.46          681       9.30        1,826       8.89
2003 to 2007......................         3,548       8.66          962      10.18        1,296       9.28        5,806       9.05
2008 to 2022......................        14,158       8.44        1,074       8.69        1,089       7.11       16,321       8.37
2023 and following................         3,967       7.69            -          -            5       7.76        3,972       7.69
                                        --------                --------                --------                --------
                                        $ 23,386       8.40%    $  2,200       9.48%    $  4,647      10.02%    $ 30,233       8.51%

                                        ========                ========                ========                ========

________________________
(1) Includes demand loans, loans having no stated maturity and overdraft loans.

ORIGINATION, PURCHASES AND SALES OF LOANS

Loan originations are developed from continuing business with depositors and borrowers, soliciting realtors, builders, walk-in customers and third-party sources. The Board of Directors of the Bank has authorized certain officers to originate loans within specified underwriting limits. Specifically, Bank officers may originate loans secured by single-family, owner occupied residences up to $100,000 (based on a 60% LTV ratio), up to $87,500 (based on a 70% LTV ratio), up to $82,500 (based on a 75% LTV ratio), up to $80,000 (based on an 80% LTV ratio), and up to $72,000 (based on a 90% LTV ratio). All loans over $100,000 require action by the Bank's Loan Committee and all loans originated over a 90% LTV ratio require action by the Bank's Loan Committee. In addition, the full Board of Directors meets monthly to review all real estate loans made by officers of the Bank.

While the Bank originates both adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For fiscal year 1997, the Bank originated $4.7 million in fixed-rate loans and $3.5 million in adjustable-rate loans.

In order to supplement local loan demand, the Bank also has purchased loans in the secondary mortgage market. These loans have consisted of one- to four-family residential mortgage loans secured by property located in the State of Missouri, although the Bank's purchased loan portfolio includes seasoned one- to four-family residential mortgage loans secured by collateral located outside Missouri. At June 30, 1997, $7.2 million, or 23%, of the Bank's total loan portfolio consisted of purchased one-to four-family residential mortgage loans. During the year ended June 30, 1997, the Bank purchased $1.7 million in one- to four-family residential mortgage loans, all of which were collateralized by properties located in the State of Missouri.

The Bank generally does not sell in the secondary mortgage market residential mortgage loans that it originates. In the years ended June 30, 1997 and 1996, the Bank did not sell any originated mortgage loans; in the year ended June 30, 1995, the Bank sold $80,000 in one- to four-family residential mortgage loans. The fixed rate residential one- to four-family mortgage loans originated by the Bank are generally underwritten in conformity with the criteria established by the FHLMC.

Set forth below is a table showing the Bank's loan originations, purchases, sales and repayments for the periods indicated.

                                                       Years Ended June 30,
                                                     -------------------------
                                                      1997     1996     1995
                                                     -------  -------  -------
                                                          (In Thousands)
Originations by Type:
---------------------
 Adjustable rate:
  Real estate - one- to four-family...........        $3,172   $3,068   $3,031
              - non-residential...............           119      516      191
  Non-real estate - consumer and commercial...           200        -       24
                                                      ------   ------   ------
           Total adjustable-rate..............         3,491    3,584    3,246
                                                      ------   ------   ------

 Fixed rate:
  Real estate - one- to four-family...........         1,848    2,144      596
              - non-residential...............            65        -      365
              -commercial.....................            35        -        -
  Non-real estate - consumer and other........         2,755    3,440    3,454
                                                      ------   ------   ------
     Total fixed-rate.........................         4,703    5,584    4,415
                                                      ------   ------   ------
     Total loans originated...................         8,194    9,168    7,661
                                                      ------   ------   ------

Purchases:
----------
 Real estate - one- to four-family............         1,655    2,292    3,651
             - commercial.....................             -        -        -
 Non-real estate - consumer...................           904
                                                      ------   ------   ------
    Total loans purchased.....................         2,559    2,292    3,651
                                                      ------   ------   ------

Sales and Repayments:
---------------------
 Real estate - one- to four-family............             -        -       80
                                                      ------   ------   ------
     Total loans sold.........................             -        -       80
 Principal repayments.........................         9,197    9,166    7,703
                                                      ------   ------   ------
       Total reductions.......................         9,197    9,166    7,783
Increase (decrease) in other items, net.......            (3)     (11)     (11)
                                                      ------   ------   ------
       Net increase (decrease)................        $1,552   $2,283   $3,518
                                                      ======   ======   ======



ASSET QUALITY


The Bank's collection procedures provide that when a real estate loan is past due 15 days, a delinquent notice is sent requesting payment. If a payment is more that 30 days past due then personal contact is made by the collection officer. If the deed of trust calls for a right-to-cure notice, then the required notice is mailed by certified mail and regular mail when the loan becomes 30 days past due. Personal contact is continued on all delinquent real estate loans until the loan is completely current.

With respect to consumer loans, a delinquent notice is sent requesting payment five days after the due date. If payment is not made by the 30th day after it is due, the Bank sends a right to cure letter by certified mail and by regular mail. If consumer loans are not resolved by 90 days, the account is put on non-accrual status and repossession and /or legal action is normally initiated. Real estate loans of 60 days or more past due and consumer loans of 30 days or more past due are reported monthly to the Board of Directors. For both consumer loans and real estate loans, the Bank officer has authority to begin foreclosure and/or repossession procedures at any time he feels it necessary or advisable. At June 30, 1997, the percentage of total loans delinquent 90 days or more to total loans was .7% and the percentage of total loans delinquent 60 to 89 days to total loans was 0.2%.

DELINQUENT LOANS AND NON-PERFORMING ASSETS. Loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Mortgage and consumer loans are placed on non-accrual status when principal is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. The loan will remain on non-accrual status until the loan is brought current.

Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair value, less estimated selling expenses. Any further write-down of real estate owned is charged against earnings. At June 30, 1997, the Bank had no property classified as real estate owned.

The following table sets forth information with respect to the Bank's delinquent loans at June 30, 1997.

                                                      Loans Delinquent For
                               -----------------------------------------------------------------
                                         60-89 Days                      90 Days and  Over               Total Delinquent Loans
                               ------------------------------     ------------------------------     ------------------------------
                                                     Percent                            Percent                            Percent
                                                     of Loan                            of Loan                            of Loan
                                Number      Amount   Category      Number     Amount    Category      Number     Amount    Category
                               --------   --------   --------     --------   --------   --------     --------   --------   --------
                                                                    (Dollars in Thousands)
Real Estate:
   One- to four-family.....           1   $     35        .15%           5   $     57        .24%           6   $     92        .39%

   Nonresidential real
    estate.................           -          -          -            2        146       8.44            2        146       8.44
   Consumer................           4         12        .26            4         21        .45            8         33        .71
                               --------   --------                --------   --------                --------   --------
      Total................           5   $     47        .16%          11   $    224        .74%          16   $    271        .90%
                               ========   ========                ========   ========                ========   ========

The following table sets forth information regarding non-performing loans at the dates indicated. As of the dates indicated, the Bank had no material restructured loans within the meaning of SFAS No. 15 and no real estate owned. In addition, as of the dates indicated, the Bank had no accruing loans that were delinquent more than 90 days. All loans over 90 days past due are classified as non-accrual.

                                                                       At June 30,
                                                                  ---------------------
                                                                   1997    1996    1995
                                                                  -----   -----   -----
                                                                     (In thousands)

Non-accruing loans:
 One- to four-family                                              $  57   $  25   $  29
 Nonresidential real estate...............................          146      93       -
 Consumer.................................................           21      10       -
                                                                  -----   -----   -----
  Total...................................................        $ 224   $ 128   $  29
                                                                  =====   =====   =====

Total non-accruing loans as a percentage to total assets..          .37%    .24%    .06%
                                                                  =====   =====   =====

For the year ended June 30, 1997, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $16,671. The amount that was included in interest income on such loans was $12,175 for the year ended June 30, 1997.


CLASSIFIED ASSETS.   Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the OCC to be of lesser quality, as "substandard," "doubtful" or "loss". An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full" on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances.

In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank reviews loans in its portfolio quarterly to determine whether such assets require classification in accordance with applicable regulations.

On the basis of management's review of its assets, at June 30, 1997, the Bank had classified a total of $228,000 of its loans and other assets as follows:

                                            At June 30,
                                     -----------------------
                                      1997     1996     1995
                                     -----    -----    -----
                     (In thousands)

          Special Mention..........  $   -    $   -    $   -
          Substandard..............    210      378      194
          Doubtful.................     16        -        3
          Loss.....................      2        4        4
                                     -----    -----    -----
             Total.................  $ 228    $ 382    $ 201
                                     =====    =====    =====
          General loss allowance...  $ 285    $ 279    $  77
                                              =====    =====
          Specific loss allowance..  $   -    $   4    $   4
                                     =====    =====    =====
          Charge-offs..............  $   3    $   8    $   9
                                     =====    =====    =====

OTHER LOANS OF CONCERN. In addition to the non-performing loans set forth in the tables above, as of June 30, 1997, there were no loans classified by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the loan classifications discussed above, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, the amount of loans outstanding and other factors that warrant recognition in providing for an adequate loan loss allowance.

Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value minus estimated cost to sell. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 1997, the Bank had no properties that were acquired through foreclosure.

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At June 30, 1997, the bank had a total allowance for loan losses of $285,000, representing 127.2% of total non-performing loans and .94% of the Bank's loans receivable, net.

The following table sets forth the allocation for loan losses by category at the dates indicated:

                                                                           At June 30,
                               ----------------------------------------------------------------------------------------------------
                                            1997                               1996                                1995
                               ------------------------------     ------------------------------     ------------------------------
                                                     Percent                            Percent                            Percent
                                                     of Loans                           of Loans                           Of Loans
                                           Loan      in Each                  Loan      in Each                   Loan     in Each
                               Amount of  Amounts    Category     Amount of  Amounts    Category     Amount of   Amounts   Category
                               Loan Loss    by       to Total     Loan Loss    by       to Total     Loan Loss     by      in Total
                               Allowance  Category    Loans       Allowance  Category     Loans      Allowance  Category     Loans
                               ---------  --------   --------     ---------  --------   --------     ---------  --------   --------
                                                                      (Dollars in Thousands)
One- to four-family..........  $    236   $ 23,386      77.35%    $    225   $ 22,798      79.49%    $     64   $ 21,020      79.63%

Commercial real estate ......         -        471       1.56            -        369       1.29            -        409       1.55
Non-residential real estate .        15      1,729       5.72           19      1,955       6.81            6      1,874       7.10
Consumer and other...........        34      4,647      15.37           39      3,559      12.41           11      3,095      11.72
                               --------   --------   --------     --------   --------   --------     --------   --------   --------
 Total.......................  $    285   $ 30,233     100.00%    $    283   $ 28,681     100.00%    $     81   $ 26,398     100.00%
                               ========   ========   ========     ========   ========   ========     ========   ========   ========

The following table sets forth information with respect to the Bank's allowance for loan losses for the periods indicated.

                                                                  As of June 30,
                                                      -------------------------------------
                                                         1997          1996          1995
                                                      ---------     ---------     ---------
                                                             (Dollars in Thousands)

Balance at beginning of period.................       $     283     $      81     $      89
                                                      ---------     ---------     ---------
Charge-offs:
 Consumer and other............................              (3)          (11)          (11)
Recoveries:
 Consumer and other............................               5             3             2
                                                      ---------     ---------     ---------
Net charge-offs................................               2            (8)           (9)
Additions charged to operations................               -           210             1
                                                      ---------     ---------     ---------
Balance at end of period.......................       $     285     $     283     $      81
                                                      =========     =========     =========
Ratio of net charge-offs during the period to
 average loans outstanding during the period...            (.01%)         .03%          .04%
                                                      =========     =========     =========
Ratio of net charge-offs during the period to
 average non-performing assets.................           (1.13%)        9.51%        11.38%
                                                      =========     =========     =========


INVESTMENT ACTIVITIES

GENERAL. National Banks have the authority to invest in types of assets including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposits of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, national banks may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a national bank is otherwise authorized to make directly.

The investment policy of the Bank, as established by the Board of Directors, is to invest funds among various categories of investments and maturities based upon the Bank's liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives.

MORTGAGE-BACKED SECURITIES. The Bank purchases mortgage-backed securities primarily to supplement its lending activities, to generate positive interest rate spreads on large principal balances with minimal administrative expense, to lower the credit risk of the Bank as a result of the guarantees provided by FHLMC, FNMA and GNMA and to generally assist in managing the interest rate risk of the Bank. The Bank has invested primarily in federal agency securities, principally FHLMC, FNMA, and GNMA obligations. In addition, the Bank invests in collateralized mortgage obligations ("CMOs") and participations in Small Business Administration pools. Included in the Bank's mortgage-backed securities portfolio are real estate mortgage investment conduits which mature in 2007 through 2023 and have adjusting interest rates based on a variety of interest rate indices. At June 30, 1997, the Bank's investment in mortgage-backed securities totaled $18.5 million, or 30.7% of its total assets. At June 30, 1997, all of the Bank's mortgage-backed securities were classified as available-for-sale. The portfolio had coupon rates ranging from 5% to 9.875% and had a weighted average rate of 7.11% at June 30, 1997.

On November 15, 1995, the FASB issued a FASB Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." The Special Report allows for a "one-time reclassification" of securities as of a single date between November 15, 1995 and December 31, 1995. In December 1995, the Bank reclassified approximately $8.1 million of mortgage-backed securities from the held to maturity classification to the available for sale classification. The estimated fair value of the Bank's mortgage-backed securities available for sale at June 30, 1997, was $18.5 million.

The FHLMC, FNMA and GNMA certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, single-family residential mortgages issued by these government-sponsored entities. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed rate or adjustable rate, as well as prepayment risk, are passed on to the certificate holder. FHLMC provides the certificate holder a guarantee of timely payments of interest and ultimate collection of principal, whether or not they have been
collected.   GNMA's guarantee to the holder of timely payments of principal and interest is backed by the full faith and credit of the United States Government. FNMA is a private corporation chartered by Congress which guarantees the timely payment of principal and interest on FNMA securities, which are indirect obligations of the United States Government. At June 30, 1997, $4.1 million of the Bank's CMOs and REMICs were guaranteed by FNMA or FHLMC, and the remaining $509,000 of CMOs and REMICs were guaranteed by private mortgage insurance companies.

Collateralized mortgage obligations include real estate mortgage investment conduits, and are securities created by segregating or partitioning cash flows from mortgage pass-through securities or from pools of mortgage loans. CMOs provide a broad range of mortgage investment vehicles by tailoring cash flows from mortgages to meet the varied risk and return preferences of investors.
CMOs are typically issued by a special purpose entity that may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. REMICs may be sponsored by private issuers, such as mortgage bankers or money center banks, or by U.S. Government agencies and government-sponsored entities. At June 30, 1997, the Bank's portfolio of REMICs included an investment in the Huntington Residential Mortgage Trust, which consists of a pool of fixed-rate mortgage loans. At June 30, 1997, the aggregate book value and aggregate market value of the Bank's investment in this security was $411,996. CMOs are collateralized by mortgage loans or mortgage-backed securities that are transferred to the CMO trust or pool by a sponsor. The issue is structured so that collections from underlying collateral provide a cash flow to make principal and interest payment on the obligation, or "tranches," of the issuer. The Bank's investment in CMOs is in the fixed rate classes with scheduled repayments and weighted average lives ranging up to five years at the time of purchase, and in the floating rate classes which reset monthly based on the applicable index.

Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank. These types of securities also permit the Bank to optimize its regulatory capital because they have low risk weighting.

OCC Banking Circular 228 requires that institutions classify mortgage derivative products acquired, including REMICs and certain tranches of CMOS, as "high-risk mortgage derivatives: if such products exhibit greater price volatility than a bench mark fixed-rate 30-year mortgage-backed pass-through security. Institutions may only hold high-risk mortgage securities to reduce interest-rate risk in accordance with safe and sound practices and must also not have any securities that would be identified under OCC Banking Circular 228 as "high-risk mortgage securities." The Bank also evaluates its mortgage-backed securities portfolio annually for compliance with applicable regulatory requirements, including testing for identification of high risk investments pursuant to Federal Financial Institutions

Examination Council standards.

Of the Bank's $18.5 million mortgage-backed securities portfolio at June 30, 1997, substantially all had contractual maturities over six years. The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally are the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank's mortgage-backed securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) prorata by all securities holders, the cash flow from the mortgages or mortgage-backed securities underlying REMICs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of REMICs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

The Bank also invests in SBA-guaranteed loan participation certificates, which represent participations in a pool of SBA loans. Such certificates are purchased by the Bank from brokers which purchase the individual loans directly from the originators and pool such loans for sale to investors. The Small Business Administration is authorized by the Small Business Act to guarantee a certain percentage of the loan amount made by financial institutions to qualifying small businesses. Only the guaranteed portion of the loan is sold into the secondary market as a loan or pooled security. Accordingly, the certificates purchased by the Bank are 100% guaranteed by the full faith and credit of the United States Government.

Loans in a pool must be fully disbursed and current when the pool is formed and the minimum aggregate principal balance of the guaranteed portion outstanding at the time of certificate issuance is $1 million. At least four guaranteed portions are in each pool and no individual loan may constitute more than 25% of the pool. The pools are closed end with no substitutions of guaranteed portions that prepay or default.

The guaranteed portion of a given pool must be all fixed or all variable rate. The certificates purchased by the Bank generally are adjustable rate and adjust at a specified discount to the prime rate. While the SBA guarantee eliminates credit risk, the Bank is subject to the risk that certificates will prepay. Certificates are available with interim and/or lifetime interest rate caps. In exchange for accepting the cap, the prices of the certificates to the Bank are lower. Prepayments on capped pools are generally expected to be less than uncapped pools because lenders generally offer interest rate caps only to their most credit-worthy customers.

Set forth below is a table showing the Bank's purchases, sales and repayments of mortgage-backed securities and mortgage related securities for the periods indicated.

                                                                      Years Ended June 30,
                                                                 -----------------------------
                                                                  1997        1996        1995
                                                                 ------      ------      ------
                                                                         (In thousands)
Purchases:
----------
 Adjustable-rate mortgage-backed securities (1)..                $  726      $1,311      $1,931
 Mortgage related securities:
  CMO/REMIC-adjustable-rate......................                 2,367       2,395         850
  SBA pools-adjustable-rate......................                 3,166       5,013       2,370
  SBA pools-fixed-rate...........................                     -         645           -
                                                                 ------      ------      ------
    Total purchases..............................                 6,259       9,364       5,151

Sales:
------
Adjustable-rate mortgage-backed securities (1)...                 1,336       1,177         478
Mortgage related securities:
   CMO/REMIC-adjustable-rate.....................                   500         302         274
   SBA pools-adjustable-rate.....................                     -         754       1,016
                                                                 ------      ------      ------
      Total sales................................                 1,836       2,233       1,768

Principal Repayments:
---------------------
 Adjustable-rate mortgage-backed securities (1)..                 1,428       2,360       1,723
 Mortgage related securities:
   CMO/REMIC-adjustable-rate.....................                   282         159         128
   CMO/REMIC-fixed-rate..........................                     7          63          81
   SBA pools-adjustable-rate.....................                 1,104         258          12
   SBA pools-fixed-rate..........................                   180          52           -
                                                                 ------      ------      ------
     Total principal repayments..................                 3,001       2,892       1,944

Increase (decrease) in other items, net..........                   108          29         120
                                                                 ------      ------      ------
 Net increase (decrease).........................                $1,530      $4,268      $1,559
                                                                 ======      ======      ======

------------------------------------
(1)   Consists of pass-through securities.

The following table sets forth the composition of the Bank's mortgage-backed securities portfolio at the date indicated.

                                                                      At June 30,
                                             -------------------------------------------------------------
                                                   1997                  1996                  1995
                                             -----------------     -----------------     -----------------
                                               Book      % of        Book      % of       Book       % of
                                              Value     Total       Value     Total       Value     Total
                                             -------   -------     -------   -------     -------   -------
                                                                 (Dollars in Thousands)

Mortgage-backed securities
 held-to-maturity: (1)
 GNMA.......................                 $     -         -%    $     -         -%  $       -         -%
 FNMA.......................                       -         -           -         -       6,043     47.57
 FHLMC......................                       -         -           -         -       1,699     13.37
 CMOs/REMICs................                       -         -           -         -       1,074      8.45
                                                                                         -------   -------
                                                                                           8,816     69.39%
Mortgage-backed securities
 available for sale:
 GNMA.......................                   1,220      6.59%      1,163      6.85%      1,289     10.15%
 FNMA.......................                   3,183     17.20       4,542     26.76         482      3.79
 FHLMC......................                   1,520      8.22       2,240     13.20         628      4.94
 CMOs/REMICs................                   4,596     24.84       2,982     17.57          69       .54
 SBA pools..................                   7,786     42.09       5,846     34.45       1,433     11.28
                                             -------   -------     -------   -------     -------   -------
                                              18,305     98.94%     16,773     98.83%      3,901     30.70%

Unamortized premium
 (discounts), net...........                     196      1.06         198      1.17         (14)     (.09)
                                             -------    ------     -------    ------     -------    ------
  Total                                      $18,501    100.00%    $16,971    100.00%    $12,703    100.00%
                                             =======    ======     =======    ======     =======    ======

-----------------------------
(1) By June 30, 1996, pursuant to SFAS No. 115, the Bank had classified all of its mortgage-backed securities as available for sale.


OTHER INVESTMENTS. At June 30, 1997, the Bank's investment securities other than mortgage-backed securities consisted of federal agency obligations, municipal bonds, FHLB stock and other FHLB interest-earning assets, FRB stock, and interest-earning deposits with other financial institutions. In addition, in recent years, the Bank has also invested in certain mutual funds whose assets conform to the investments that a national bank is otherwise authorized to make directly. The Bank's investments in mutual funds includes an investment in the Federated United States Government Securities Fund. As of June 30, 1997, the aggregate book value and aggregate market value of the Bank's investment in this mutual fund was $339,500.

OCC regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 10% of the Bank's unimpaired capital and surplus. At June 30, 1997, the Bank was in compliance with this regulation.

The following table sets forth the composition of the Company's investment securities, net of premiums and discounts, at the dates indicated.

                                                                             At June 30,
                                                    -------------------------------------------------------------
                                                          1997                  1996                  1995
                                                    -----------------     -----------------     -----------------
                                                      Book      % of        Book      % of        Book      % of
                                                     Value     Total       Value     Total       Value     Total
                                                    -------   -------     -------   -------     -------   -------
                                                                        (Dollars in Thousands)

Investment securities held to maturity:
 Federal agency obligations................          $  496      6.31%    $     -         -%    $     -         -%
 Municipal bonds...........................             215      2.73         215      5.11         215      7.41
 Bankers Acceptances.......................             998     12.69           -         -           -         -
 US Treasury Notes.........................             500      6.36           -         -           -         -
                                                    -------   -------     -------   -------     -------   -------
     Subtotal..............................           2,209     28.09     $   215      5.11     $   215      7.41
Investment securities available for sale:..
FHLB Zero Coupon Bond......................              93      1.18
Federal agency obligations.................           1,575     20.02         962     22.89         493     16.99
                                                    -------   -------     -------   -------     -------   -------
     Subtotal..............................           3,877     49.29       1,177     28.00       1,308     45.07
Equity securities:
 FHLB stock................................             814     10.35         724     17.23         350     12.06
 FRB stock.................................              83      1.06           -         -           -         -
 Mutual funds..............................           1,395     17.72       1,308     31.12       1,244     42.87
 FNMA preferred stock......................           1,034     13.15         994     23.65           -         -
 FHLMC preferred stock.....................             663      8.43           -         -           -         -
                                                    -------   -------     -------   -------     -------   -------
   Total debt and equity securities........         $ 7,866    100.00%    $ 4,203    100.00%    $ 2,902    100.00%
Average remaining life of
 debt securities...........................                3.74 YEARS            6.68 YEARS           3.31 YEARS

Other interest-earning assets:
 Interest-earning deposits.................         $ 2,097    100.00%    $ 1,609    100.00%    $ 1,808     94.76%
 Certificates of deposit...................               -         -           -         -         100      5.24
                                                    -------   -------     -------   -------     -------   -------
    Total..................................         $ 2,097    100.00%    $ 1,609    100.00%    $ 1.908    100.00%
                                                    =======   =======     =======   =======     =======   =======


INVESTMENT PORTFOLIO MATURITIES. The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Company's debt securities at June 30, 1997.


                                               At June 30, 1997
                                 -----------------------------------------------
                                 Less than    1 to 5        5 to 10      Over
                                  1 Year       Years         Years     10 Years      Total Investment Securities
                                 ---------   ---------     ---------   ---------     ---------------------------
                                   Book        Book          Book        Book          Book              Market
                                   Value       Value         Value       Value         Value             Value
                                 ---------   ---------     ---------   ---------     ---------         ---------
                                                              (Dollars in Thousands)
Municipal securities.........    $       -   $     215     $      -    $       -     $     215         $     215
Federal agency obligations...          991           -           595         485         2,071             2,073
Mortgage-backed securities...            -         236             -      18,265        18,501            18,501
Banker's acceptance..........          998           -             -           -           998               998
US Treasury..................          500           -             -           -           500               499
FHLB zero coupon bond........            -           -             -          93            93                93
                                 ---------   ---------     ---------   ---------     ---------         ---------
Total investment securities..    $   2,489   $     451     $     595   $  18,843     $  22,378         $  22,379
                                 =========   =========     =========   =========     =========         =========
Weighted average yield.......         4.43%       8.03%         6.87%       7.08%         7.00%             7.00%

SOURCES OF FUNDS

GENERAL. The Bank's primary sources of funds are deposits, receipt of principal and interest on loans and securities, FHLB advances, and other funds provided from operations.

FHLB advances are used to support lending activities and to assist in the Bank's asset/liability management strategy. Typically, the Bank does not use other forms of borrowings. At June 30, 1997, the Bank had $16.3 million in FHLB advances.

DEPOSITS. Investors Federal offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook, demand, NOW, money market deposit and certificate accounts. The certificate accounts currently range in terms from 91 days to eight years.

The Bank relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. Currently, Investors Federal solicits deposits from its market area only, and does not use brokers to obtain deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest-rate conscious. The Bank endeavors to manage the pricing of its deposits in keeping with its profitability objectives giving consideration to its asset/liability management. Notwithstanding the foregoing, a significant percentage of the Bank's deposits are for terms of less than one year. At June 30, 1997, $13.7 million, or 64.2% of the Bank's certificates of deposit were in certificates of deposit with terms of 12 months or less. The Bank believes that upon maturity most of these deposits will remain at the Bank. The ability of the Bank to attract and maintain savings accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

SAVINGS PORTFOLIO

The following table sets forth the dollar amount of savings deposits with various types of deposit programs offered by the Bank at the periods indicated.

                                                                                   At June 30,
                                                  -------------------------------------------------------------------------------
                                                            1997                      1996                         1995
                                                  -----------------------     -----------------------     -----------------------
                                                    Amount      Percent         Amount       Percent        Amount      Percent
                                                  ----------   ----------     ----------   ----------     ----------   ----------
Transaction Accounts and Savings Deposits:
------------------------------------------

Savings deposits....................              $    2,526         7.21     $    2,607         7.32%    $    3,004         8.52%
Demand and NOW deposits.............                   4,165        11.89          3,824        10.74          3,839        10.89
Money market deposit accounts.......                   6,982        19.92          7,301        20.51          7,478        21.22
                                                  ----------   ----------     ----------   ----------     ----------   ----------
Total non-certificate accounts......                  13,673        39.02         13,732        38.57         14,321        40.63
                                                  ----------   ----------     ----------   ----------     ----------   ----------
Certificates:
-------------

0.00 - 3.99%........................                       8          .02             39          .11            549         1.56
4.00 - 5.99%........................                  17,252        49.23         16,839        47.30         14,761        41.89
6.00 - 7.99%........................                   4,014        11.45          4,554        12.79          5,171        14.67
8.00 - 9.99%........................                      33          .10            331          .93            408         1.16
                                                  ----------   ----------     ----------   ----------     ----------   ----------
Total certificates..................                  21,307        60.80         21,763        61.13         20,889        59.28
                                                  ----------   ----------     ----------   ----------     ----------   ----------
Accrued interest....................                      64          .18            103          .30             28          .09
                                                  ----------   ----------     ----------   ----------     ----------   ----------
Total deposits......................              $   35,044       100.00%    $   35,598       100.00%    $   35,238       100.00%
                                                  ==========   ==========     ==========   ==========     ==========   ==========

DEPOSIT ACTIVITY

The following table sets forth the deposit activities of the Bank for the periods indicated:

                                       Years Ended June 30,
                               -------------------------------------
                                  1997          1996          1995
                               ---------     ---------     ---------
                                           (In thousands)
Opening balance.............   $  35,495     $  35,210     $  37,072
Deposits....................      81,054        72,437        72,410
Withdrawals.................     (82,781)      (73,237)      (75,406)
Interest Credited...........       1,212         1,085         1,134
                               ---------     ---------     ---------

Ending balance..............   $  34,980     $  35,495     $  35,210
                               =========     =========     =========

Net increase (decrease).....   $    (515)    $     285     $  (1,862)
                               =========     =========     =========

Percent increase (decrease).       (1.45)%         .81%       ( 5.02)%
                               =========     =========     =========

TIME DEPOSIT MATURITY SCHEDULE

The following table shows weighted average rate and maturity information for the Bank's certificates of deposit as of June 30, 1997.

         Certificate accounts maturing in                                    Weighted
         --------------------------------           Total        Average    Percent of
         quarter ending:                           Balance        Rate        Total
         --------------------------------        -----------   ----------   ----------
                                                        (Dollars in Thousands)
         September 30, 1997.......                   $ 5,653         5.34%       26.54%
         December 31, 1997........                     4,145         5.36        19.45
         March 31, 1998...........                     1,836         5.32         8.62
         June 30, 1998............                     2,077         5.56         9.75
         September 30, 1998.......                       988         5.65         4.64
         December 31, 1998........                     1,040         5.64         4.88
         March 31, 1999...........                       910         5.76         4.27
         June 30, 1999............                       700         5.87         3.28
         September 30, 1999.......                       258         5.90         1.21
         December 31, 1999........                       814         6.02         3.82
         March 31, 2000...........                       453         6.27         2.13
         June 30, 2000............                       783         6.31         3.67
         Thereafter...............                     1,650         5.97         7.74
                                                 -----------                ----------
            Total.................               $    21,307         5.57       100.00%
                                                 ===========                ==========

The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1997.

                                                             Maturity
                                       ---------------------------------------------------------
                                         3 Months     Over 3 to 6    Over 6 to 12     Over 12
                                         or less        Months          Months         Months           Total
                                       ------------   ------------   ------------   ------------     ------------
                                                          (Dollars in Thousands)
Certificates of deposit less
 than $100,000..................       $      5,043   $      3,863   $      3,565   $      7,374     $     19,845
Certificates of deposit of
 $100,000 or more...............                534            209            348            200            1,291
Public Funds (1)................                 76             73              -             22              171
                                       ------------   ------------   ------------   ------------     ------------
 Total certificates of deposit..       $      5,653   $      4,145   $      3,913   $      7,596     $     21,307
                                       ============   ============   ============   ============     ============


-----------------------
(1) Deposits from governmental and other public entities.



BORROWINGS. Investors Federal's borrowings historically have consisted of advances from the FHLB of Des Moines. Such advances may be made pursuant to different credit programs, each of which has its own interest rate and range of maturities. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory collateral requirements. At June 30, 1997, the Bank had $16.3 million in advances from the FHLB with maturities from July 1997 to December 2011, which included a daily line of credit from the FHLB of $2 million. The line of credit's interest rate is based upon the FHLB's average Fed Funds rate plus 20 basis points, and adjusts daily. As of June 30, 1997, the interest rate on the line of credit was 6.9% and the Bank had drawn down $2 million of the line of credit. The Bank has the ability to purchase additional capital stock from the FHLB.

For the years ended June 30, 1997, 1996, and 1995, the Bank had maximum balances of FHLB advances of $16.3 million, $14.5 million, and $6.9 million, respectively. The average balances of such advances for such periods were $12.8 million, $11.1 million, and $3.7 million for the years ended June 30, 1997, 1996, and 1995, respectively. For such periods, the Bank did not have any other borrowings or any securities sold under agreements to repurchase. At June 30, 1997, 1996, and 1995, the Bank's balance of FHLB advances was $16.3 million, $13.5 million, and $6.4 million, respectively, and the weighted average interest rate of such advances was 6.25%, 6.19%, and 6.40%, respectively.

EMPLOYEES

At June 30, 1997, the Bank had 18 full-time and 7 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

SERVICE CORPORATION ACTIVITIES

The Bank is able to invest unlimited amounts in subsidiaries that are engaged in activities in which the parent bank may engage. In addition, a national bank may invest limited amounts in subsidiaries that provide banking services, such as data processing, to other financial institutions. At June 30, 1997, Investors Federal had one subsidiary, Investors Federal Service Corporation, a Missouri corporation, which was established in June 1992 for the primary purpose of offering credit life, health and accident insurance to its customers. The Bank is now offering such products directly and the subsidiary is largely inactive.

                                   REGULATION


GENERAL

Investors Federal is a national bank and its deposits are federally insured by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Des Moines and the Federal
Reserve System.   As the bank holding company of the Bank, the Holding Company also is subject to federal regulation and oversight. The purpose of the regulation of the Holding Company and other holding companies is to protect subsidiary national banks. The Bank is a member of the SAIF. The deposits of the Bank are insured by the SAIF of the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

The Bank is subject to supervision, examination and regulation by the OCC and to OCC regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority, and it is subject to the FDIC's authority to conduct special examinations. The Bank is required to file reports with the OCC concerning its activities and financial condition and will be required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.


INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC

Investors Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against banks, after giving the OCC an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, ranging from 0% to .27% of deposits, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of core capital to risk-weighted assets of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than adequately capitalized (i.e., a core capital or core capital to risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF will be less that the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

In September 1996, Congress enacted legislation to recapitalize the SAIF by a one-time assessment on SAIF-insured deposits held as of March 31, 1995. The assessment was 65.7 basis points per $100 in deposits, payable on November 30, 1996. For the Bank, the assessment amounted to $226,000, based on the Bank's deposits held as of March 31, 1995. In addition, beginning January 1, 1997, pursuant to the legislation, interest payments on FICO bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation will be paid jointly by BIF-insured institutions and SAIF-insured institutions. The FICA assessment is 1.29 basis points per $100 in BIF deposits and 6.44 basis points per $100 in SAIF deposits. Beginning January 1, 2000, the FICO interest payments will be paid pro-rata by banks and thrifts based on deposits (approximately 2.4 basis points per $100 in deposits).

The legislation further provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Several bills have been introduced in the current Congress that would eliminate the federal thrift charter and OTS. The bills would require that all federal savings associations convert to national banks or state depository institutions by no later than January 1, 1998 in one bill and June 30, 1998 in the other and would treat all state savings associations as state banks for purposes of federal banking laws. Subject to a narrow grandfathering, all savings and loan holding companies would become subject to the same regulation as bank holding companies under the pending legislative proposals. Under such proposals, any lawful activity in which a savings association participates would be permitted for up to two years following the effective date of its conversion to the new charter, with two additional one-year extensions which may be granted as the discretion of the regulator. The legislative proposals would also abolish the OTS and transfer its functions to the federal bank regulators with respect to the institutions and to the Federal Reserve Board with respect to the regulation of holding companies. The Bank is unable to predict whether the legislation will be enacted or, given such uncertainty, determine the extent to which the legislation, if enacted, would affect its business. The Bank is also unable to predict whether the SAIF and BIF funds will eventually be merged.

While the legislation has reduced the disparity between premiums paid on BIF deposits and SAIF deposits, and has relieved the thrift industry of a portion of the contingent liability represented by the FICO bonds, the premium disparity between SAIF-insured institutions, such as the Bank, and BIF-insured institutions will continue until at least January 1, 1999.


REGULATORY CAPITAL REQUIREMENT

The Bank is subject to the capital regulations of the OCC. The OCC's regulations establish two capital standards for national banks: a leverage requirement and a risk-based capital requirement. In addition, the OCC may, on a case-by-case basis, establish individual minimum capital requirements for a national bank that vary from the requirements which would otherwise apply under OCC regulations. A national bank that fails to satisfy the capital requirements established under the OCC's regulations will be subject to such administrative action or sanctions as the OCC deems appropriate.

The leverage ratio adopted by the OCC requires a minimum ratio of "Tier 1 capital" to adjusted total assets of 3% for national banks rated composite 1 under the CAMELS rating system for banks. National banks not rated composite 1 under the CAMELS rating system for banks are required to maintain a minimum ratio of Tier 1 capital to adjusted total assets of 4% to 5%, depending upon the level and nature of risks of their operations. For purposes of the OCC's leverage requirement, Tier 1 capital generally consists of the same components as core capital under the OTS's capital regulations, except that no intangibles except certain purchased mortgage servicing rights and purchased credit card relationships may be included in capital.

The risk-based capital requirement established by the OCC's regulations require national banks to maintain "total capital" equal to at least 8% of total risk-weighted assets.
For purposes of the risk-based capital requirement, "total capital" means Tier 1 capital (as described above) plus "Tier 2 capital" (as described below), provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. The components of Tier 2 capital under the OCC's regulations generally correspond to the components of supplementary capital under OTS regulations. Total risk-weighted assets generally are determined under the OCC's regulations in the same manner as under the OTS's regulations.

The OCC has revised its risk-based capital requirements to permit the OCC to require higher level capital for an institution in light of its interest rate risk. In addition, the OCC has proposed that a bank's interest rate risk exposure would be quantified using either the measurement system set forth in the proposal or the institution's internal model for measuring such exposure, if such model is determined to be adequate by the institution's examiner. Small institutions that are highly capitalized and have minimal interest rate risk, such as the Bank would be exempt from the rule unless otherwise determined by the OCC.

BANK HOLDING COMPANIES. The Federal Reserve Board has established capital requirements for bank holding companies with consolidated assets of $150 million or more that generally parallel the capital requirements for national banks under the OCC's regulations. Since the Holding Company's consolidated assets are less than $150 million, the Federal Reserve Board's holding company capital requirements do not apply to the Holding Company.


LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS

The Bank's ability to pay dividends are governed by the National Bank Act and OCC regulations. Under such statute and regulations, all dividends by a national bank must be paid out of current or retained net profits, after deducting reserves for losses and bad debts. The National Bank Act further restricts the payment of dividends out of net profits by prohibiting a national bank from declaring a dividend on its shares of common stock until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until one-tenth of the Bank's net profits for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-year periods in the case of annual dividends, are transferred to the surplus fund. In addition, the prior approval of the OCC is required for the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for the year combined with its net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

The OCC has the authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice. In addition, the National bank would be prohibited by federal statute and the OCC's prompt corrective action regulations from making any capital distribution if, after giving effect to the distribution, the National Bank would be classified as "undercapitalized" under the OCC's regulations. Finally, the National Bank, will not be able to pay dividends on its capital stock if its capital would thereby be reduced below the remaining balance of the liquidation account established in connection with the Stock Conversion.

COMMUNITY REINVESTMENT ACT

Under the Community Reinvestment Act ("CRA"), every FDIC insured institution, including the Bank, has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with the examination of the Bank, to access the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OCC.

The federal banking agencies, including the OCC, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in 1996 and received a rating of "satisfactory record of meeting community credit needs."

TRANSACTIONS WITH AFFILIATES

Generally, transactions between a bank or its subsidiaries and its affiliates are required to be on terms as favorable to the bank as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the bank's capital. Affiliates of the Bank include the Holding Company and any company which is under common control with the Bank. In addition, a bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates.

Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OCC. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.


REGULATION OF THE COMPANY

GENERAL. The Company, as the sole shareholder of the National Bank, is a bank holding company registered with the FRB. Bank holding companies are subject to comprehensive regulation by the FRB under the BHCA, and the regulations of the FRB. As a bank holding company, the Company will be required to file reports with the FRB and such additional information as the FRB may require, and will be subject to regular examinations by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe and unsound practices.

Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank.

Under the BHCA, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company: or (iii) merging or consolidating with another bank holding company.

The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. The Company has no present plans to engage in any of these activities.

INTERSTATE BANKING AND BRANCHING. On September 29, 1994, the Reigle-Neal Interstate Banking and Branching Act of 1994 (the "Act") was enacted to ease restrictions on interstate banking. The Act allows the FRB to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of the bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Act also prohibits the FRB from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Act.

Additionally, as of June 1, 1997, the federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opts out of the Act by adopting a law after the date of enactment of the Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

The Act authorizes the OCC and FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. The Act also requires the appropriate federal banking agencies to prescribe regulations by June 1, 1997 which prohibit any out-of-state bank from using the interstate branching authority primarily for the
purpose of deposit production.   These regulations must include guidelines to
ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.

DIVIDENDS. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.

Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized." See-"- Regulatory Capital Requirements."

Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, has a safety and soundness examination rating of at least a "2" and is not subject to any unresolved supervisory issues.

CAPITAL REQUIREMENTS. The FRB has established capital requirements for bank holding companies that generally parallel the capital requirements for national banks. For bank holding companies with consolidated assets of less than $150 million, such as the Company, compliance is measured on a bank-only basis.

FEDERAL SECURITIES LAW

The stock of the Company is registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

FEDERAL RESERVE SYSTEM

The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1997, the Bank was in compliance with these reserve requirements.

The Bank is a member of the Federal Reserve System and owns stock in the FRB of Kansas City in an amount equal to 3% of the Bank's paid in capital and surplus (an additional 3% will be subject to call by the FRB of Kansas City).

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 1997, the Bank had $773,500 (at cost) of FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 7.99% and were 7% for fiscal 1997. For the fiscal year ended June 30, 1997, dividends paid by the FHLB of Des Moines to the Bank totaled approximately $45,000, which constitutes a $6,000 increase over the amount of dividends received in fiscal year 1996. No assurance can be given that such dividends will continue in the future at such levels. The Bank currently intends to remain a member of the FHLB of Des Moines.

Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

ITEM 2.  DESCRIPTION OF PROPERTIES
         -------------------------

     The Bank conducts its business through its main office, located in Chillicothe, Missouri and two branch offices, one located in Hamilton and one located in Gallatin, Missouri. The following table sets forth information relating to the Bank's offices as of June 30, 1997. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at June 30, 1997 was $357,000.

                                                           Total
                                                        Approximate       Net Book Value
                                      Date                Square         of Real Estate at
Location                            Acquired              Footage          June 30, 1997
--------                          --------------      --------------     -----------------
Main Office:                           1966                    3,910              $206,000
522 Washington Street
Chillicothe, Missouri 64601

Branch Offices:                       Leased                     660                     -
400 North Main                       (month-to-
Gallatin, Missouri 64640                month)

304 North Davis                        1975                    1,458              $ 18,000
Hamilton, Missouri 64644

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     The Company and Investors Federal are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing Investors Federal in the proceedings, that the resolution of these proceedings should not have a material effect on the Holding Company's financial position or results of operations on a consolidated basis.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1997.

                                 PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         --------------------------------------------------------------------
         MATTERS
         -------

     Page 47 of the attached 1997 Annual Report to Shareholders is herein incorporated by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

     Pages 5 to 14 of the attached 1997 Annual Report to Shareholders are herein incorporated by reference.


ITEM 7.  FINANCIAL STATEMENTS
         --------------------

     Pages 15 to 46 of the attached 1997 Annual Report to Shareholders are herein incorporated by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                 PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

       Information concerning Directors of the Registrant is incorporated herein by reference from the company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on November 18, 1997.

       There are no executive officers who are not also directors.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

       Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on November 18, 1997.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

       Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on November 18, 1997.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

       Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on November 18, 1997.

                                    PART IV

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K
          -------------------------------------

       (a)(1) Financial Statements:

       The following information appearing in the Registrant's Annual Report to Shareholders for the year ended June 30, 1997, is incorporated by reference in this Form 10-KSB Annual Report as Exhibit 13.

                                                                                                                Page in
                                                                                                                Annual
                                                                                                                Report
                                                                                                                -------
     Annual Report Section
     ---------------------

Report of Independent Auditors............................................................................          15

Consolidated Statements of Financial Condition at June 30, 1997 and 1996..................................          16

Consolidated Statements of Income for the Years ended June 30, 1997, 1996 and 1995........................          17

Consolidated Statements of Stockholder's Equity for the Years ended June 30, 1997, 1996 and 1995..........          18

Consolidated Statements of Cash Flows for the Years ended June 30, 1997, 1996 and 1996....................          19

Notes to Consolidated Financial Statements................................................................          22

     (a)(2) Financial Statement Schedules:

     All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

     (a)(3) Exhibits:

                                                                                            Reference to
    Regulation                                                                             Prior Filing or
   S-B Exhibit                                                                             Exhibit Number
     Number                                   Document                                     Attached Hereto
   -----------                                --------                                     ---------------
        2                    Plan of acquisition, reorganization,
                             Arrangement, liquidation or succession                              None

        3                    Certificate of Incorporation and Bylaws                              *

        4                    Instruments defining the rights of
                             security holders, including debentures                               *

        9                    Voting trust agreement                                              None


       10.1                 Employment Agreement with Earle S.
                            Teegarden, Jr.                                                        *

       10.2                 Employment Agreement with Larry R. Johnson                            *

       10.3                 Employee Stock Ownership Plan                                         *

       10.4                 Profit Sharing Plan                                                   *

       11                   Statement re: computation of per share earnings                      None

       13                   Annual Report to Shareholders                                         13

       16                   Letter re: change in certifying accountant                           None

       18                   Letter re: change in accounting principles                           None

       21                   Subsidiaries of Registrant                                            21

       22                   Published report regarding matters
                            Submitted to vote of security holders                                None

       23                   Consent of experts and counsel                                        23

       24                   Power of attorney                                               Not required

       27                   Financial Data Schedule                                               27

----------------------
     *Filed on October 7, 1997 as exhibits to the Registrant's Form S-1 registration statement (Registration No. 333-13495), pursuant to the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.


     (b) Reports on Form 8-K:
      ----------------------

     No current reports on Form 8-K were filed by the Company during the three months ended June 30, 1997.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               IFB HOLDINGS, INC.



Date: September 23, 1997                        By: /s/ Earle S. Teegarden, Jr.
                                                    ---------------------------
                                                    Earle S. Teegarden, Jr
                                                    (Duly Authorized
                                                     Representative)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ Earle S. Teegarden, Jr.                 By: /s/ Larry R. Johnson
    ---------------------------------               ----------------------------
    Earle S. Teegarden, Jr, President               Larry R. Johnson, Senior
    Chief Executive Officer, Chief                  Executive Vice-President,
    Financial Officer and Director                  Cashier and Secretary, and
                                                    Director

Date: September 23, 1997                        Date: September 23, 1997


By: /s/ Sherri Williams                         By: /s/ J. Michael Palmer
    ---------------------------------               ----------------------------
    Sherri Williams                                 J. Michael Palmer, Director
    (Principal Accounting Officer)

Date: September 23, 1997                        Date: September 23, 1997

By: /s/ Robert T. Fairweather                   By: /s/ Armand J. Peterson
    ---------------------------------               ----------------------------
    Robert T. Fairweather, Director                 Armand J. Peterson, Director

Date: September 23, 1997                        Date: September 23, 1997


By: /s/ Edward P. Milbank
    ---------------------------------
    Edward P. Milbank, Director

Date: September 23, 1997