Form 10QSB
period 1997-09-30
IFB HOLDINGS INC
filed 1997-11-14
CIK 1024135

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      For the Quarter Ended September 30, 1997

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

       Registrant's telephone number, including area code:
                         (660) 646-3733


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



Class                           Outstanding at September 30, 1997
-----------------------------------------------------------------
Common stock, $01 par value                   592,523

                       IFB HOLDINGS, INC.
                           FORM 10-QSB

                              Index

Part I.    Financial Information



Item 1    Financial Statements                              Page

          Consolidated Statements of Financial Condition
          as of September 30, 1997 (unaudited) and
          June 30, 1997                                     2

          Consolidated Statements of Income for the Three
          Months ended September 30, 1997 and 1996
          (unaudited)                                       3

          Consolidated Statements of Changes in Stockholders'
          Equity for the Three Months ended September 30, 1997
          (unaudited)                                       4

          Consolidated Statements of Cash Flows for the
          Three Months ended September 30, 1997 and 1996
          (unaudited)                                       5

          Notes to Unaudited Consolidated Financial
          Statements                                        7

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations     10

Part II.   Other Information

Item 1    Legal Proceedings                                 15

Item 2    Changes in Securities                             15

Item 3    Default upon Senior Securities                    15

Item 4    Submission of Matters to a Vote of Security
          Holders                                           15

Item 5    Other Information                                 15

Item 6    Exhibits and Reports on Form 8-K                  15

Signature Page                                              16


                       IFB HOLDINGS, INC.
         Consolidated Statements of Financial Condition


                                                   September 30,   June 30,
                                                       1997          1997
                                                   (Unaudited)
ASSETS                                                   (In thousands)
Cash on hand and noninterest-earning deposits        $    508     $    581
Interest-earning deposits in other institutions         1,492        2,422
Investment securities:
 Securities available-for-sale at fair value            5,834        4,760
 Securities held-to-maturity at amortized cost          1,212        2,209
Mortgage-backed and related securities
 available-for-sale, at fair value                     21,217       18,501
Loans receivable, net                                  31,702       29,962
Accrued interest receivable                               555          446
Investment required by law:
 FHLB and FRB stock, at cost                            1,118          897
Premises and equipment                                    405          357
Other assets                                               93           85
       Total assets                                  $ 64,136     $ 60,220


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                             $ 34,201     $ 34,980
Advances from Federal Home Loan Bank                   20,696       16,265
Advances from borrowers for taxes and insurance            44           33
Income taxes payable                                      202          144
Accrued expenses and other liabilities                    163          157
       Total liabilities                             $ 55,306     $ 51,579

Preferred stock, $.01 par value;
 authorized 100,000 shares; none outstanding         $      -     $      -
Common stock, $.01 par value; authorized 900,000
 shares, issued 592,523 shares at September 30, 1997
 and June 30, 1997                                         59           59
Additional paid-in capital                              5,481        5,477
Retained earnings, substantially restricted             3,708        3,559
Less:
 Common stock acquired by the ESOP                       (410)        (421)
 Unrealized loss on securities available-for-sale,
   net of applicable deferred income taxes                 (8)         (33)
       Total stockholders' equity                    $  8,830     $  8,641
       Total liabilities and stockholders' equity    $ 64,136     $ 60,220


See accompanying Notes to Unaudited Consolidated Financial Statements

                       IFB HOLDINGS, INC.
                Consolidated Statements of Income
                           (Unaudited)


                                       Three Months Ended
                                          September 30,
                                       1997          1996
                                          (In thousands
                                        except share data)
Interest income:
 Loans receivable                     $   645     $   585
 Investment securities                    109          62
 Mortgage-backed and related securities   341         310
 Other interest-earning assets             12          10
    Total interest income               1,107         967

Interest expense:
 Deposits                                 398         409
 FHLB Advances                            268         210
     Total interest expense               666         619

      Net interest income                 441         348

Provision for loan losses                   -           -
Net interest income after provision
 for loan losses                          441         348

Noninterest income:
 Fees and service charges                  55          53
 Gain on sales or mortgage-backed
  securities                                8           -
 Other                                      9          12
      Total noninterest income             72          65

Noninterest expense:
 Compensation and benefits                170         136
 Occupancy and equipment                   26          19
 SAIF deposit insurance premiums            5         251
 Other                                     55          53
      Total noninterest expense           256         459

Income (loss) before income taxes         257         (46)

Income tax expense                        108         (20)
Net income (loss)                         149         (26)

Earnings per share:
 Primary and fully diluted              $0.27         n/a

Weighted average number of
 shares outstanding:
      Primary and fully diluted       547,333         n/a


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
                                                       (In thousands)

Three Months Ended
 September 30, 1997
Balance at June 30, 1997              $59     $5,477       $3,559       $(421)     ($33)    $8,641
 Additions (deductions) for
   the three months ended
     September 30, 1997
   Net income                           -          -          149           -         -        149
   Compensation expense
      related to ESOP                   -          4            -           -         -          4
   Reduction of ESOP
      obligation                        -          -            -          11         -         11
   Unrealized gain (loss) on
      securities available-for-
      sale, net of deferred
      Income tax of $13,000             -          -            -           -        25         25

Balance, September 30, 1997           $59     $5,481       $3,708       ($410)     ($8)     $8,830


See accompanying Notes to Unaudited Consolidated Financial Statements

                       IFB HOLDINGS, INC.
              Consolidated Statements of Cash Flows
                           (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                         1997          1996
                                                           (In thousands)
Cash flow from operating activities:
 Net income (loss)                                       $    149   $    (26)
 Adjustments to reconcile net earnings to
 net cash provided by operating activities:
   Net loss (gain) on sale of investments                      (8)         -
   Depreciation                                                12         10
   Amortization of premiums and discounts                       3          3
   Compensation expense related to ESOP                        15          -
   Decrease (increase) in interest receivable                (109)       (77)
   Decrease (increase) in other assets                         (8)       (20)
   Increase (decrease) in income tax payable                   58        (72)
   Increase (decrease) in other liabilities                     6        179
        Net cash provided by operating activities        $    118   $     (3)

Cash flow from investing activities:
 Loans purchased                                           (1,387)      (213)
 (Increase) decrease in loans, net                           (353)      (274)
 Proceeds from sales of available-for-sale
   investment securities                                      491          -
 Proceeds from maturities of investment securities          1,000          -
 Purchase of available-for-sale investment securities      (1,544)      (155)
 Purchase of available-for-sale mortgage-backed
  and related securities                                   (3,437)    (1,485)
 Principal collected on repayments and maturities of
  available-for-sale mortgage-backed and related
  securities                                                  728        703
 Purchase of FHLB and FRB stock                              (222)       (49)
 Purchase of equipment                                        (60)        (4)

        Net cash provided (used) by investing activities  ($4,784)   ($1,477)

Cash flows from financing activities:
 Net increase (decrease) in deposits                         (779)      (303)
 Net increase (decrease) in advances from
    borrowers for taxes and insurance                          11         13
 Proceeds from FHLB advances                                7,650      8,200
 Principal payments on FHLB advances                       (3,219)    (6,213)
      Net cash provided (used) by financing activities      3,663      1,697

        Increase (decrease) in cash and cash equivalents   (1,003)       217

Cash and cash equivalents at beginning of period            3,003      2,080

Cash and cash equivalents at end of period                 $2,000     $2,297


                       IFB HOLDINGS, INC.
              Consolidated Statements of Cash Flows
                           (Unaudited)


                                                         Three Months Ended
                                                            September 30,
                                                         1997          1996
                                                           (In thousands)
Supplemental cash flow disclosures:
 Cash paid for:
   Interest                                              $339       $322

   Income Taxes                                          $ 65       $ 36

Noncash activity:
 Loans transferred to real estate owned                  $  -       $  -


See accompanying Notes to Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three month period ended September 30, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 1998.

     The unaudited consolidated financial statements include the amounts of IFB Holdings, Inc. (the "Holding Company") and its wholly-owned subsidiary, Investors Federal Bank, National Association, (the "Bank"), and the Bank's wholly-owned subsidiary, Investors Federal Service Corporation for the three months ended September 30, 1997. The consolidated financial statements for the prior periods include accounts of the Bank and its subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

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

     The Bank has established for eligible employees an Employee Stock Ownership Plan ("ESOP") in connection with the conversion. The ESOP borrowed $474,010 from the Holding Company and purchased 47,401 common shares issued in the conversion. The Bank is making the scheduled discretionary cash contributions to the ESOP
sufficient to service the amount borrowed.   To date, the Bank
has made payments of $91,823 ($64,449 principal) to the Holding
Company.   The $409,561 ESOP obligation ($474,010 in stock issued
by the Holding Company on December 30, 1996 less the principal payments made by the Bank) is reflected in the accompanying consolidated financial statements as a charge to unearned compensation and a credit to common stock and paid-in capital. The unamortized balance of unearned compensation is shown as a deduction of stockholders' equity. The unpaid balance of the ESOP loan is eliminated in consolidation.

(3)  Earnings Per Share

     On December 30, 1996, 592,523 shares of the Company's stock were issued, including 47,401 shares issued to the ESOP. Earnings per share amounts for the three month period ended September 30, 1997 are based upon 547,333 shares, exclusive of unallocated shares issued to the ESOP, as though those shares were outstanding for the entire period.

(4)  Commitments and Contingencies

     Commitments to originate and purchase mortgage loans of $537,000 at September 30, 1997, represent amounts which the Bank plans to fund within the normal commitment period of sixty to ninety days. As of September 30, 1997, the Bank had no commitments to purchase mortgage-backed securities, CMOs or investment securities. The Bank had no commitments outstanding to sell mortgage loans, mortgage-backed securities, CMOs or investment securities at September 30, 1997.

(5)  Reclassification

     None.

(6)  Recent Accounting Developments

     The Financial Accounting Standards Board (the "FASB") recently adopted or issued proposals and guidelines which may have a significant impact on the accounting practices of commercial enterprises in general and financial institutions in particular.

     SFAS No. 123, Accounting for Stock-Based Compensation, is effective for fiscal years beginning after December 15, 1995. This statement established financial accounting and reporting standards for stock-based employee compensation plans, including stock option plans. These plans include all arrangements by which employees receive shares of stock or other equity investments of the employer or where an employer incurs liabilities to employees in amounts based on the price of the employer's stock. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees.

     SFAS 128, "Earnings Per Share", will be adopted for the three months ending December 31, 1997 as required by the statement. This statement revises the method of computing "basic" and "diluted" earnings per share, which replaces the current "primary" and "fully diluted" earnings per share. Basic earnings per share does not include the effect of common stock equivalents such as stock options, which were included in primary earnings per share. The Company has a simple capital structure since it has no convertible securities or options; therefore, it will present only basic earnings per share.

     SFAS No. 130, "Reporting Comprehensive Income," will be adopted July 1, 1998. This statement provides accounting and reporting standards to report a measure of all changes in equity of an enterprise that results from recognized transactions and economic events of the period. The major component of comprehensive income for the Company will be unrealized gains and losses on certain investments in debt and equity securities.

     Management has not determined the effect on the financial position or the results of operations that adoption of SFAS 123, 128, and 130 will have.

(7)  Subsequent Event-Officer, Director and Employee Plans

     The Company's Board of Directors has approved a stock option and incentive plan and a recognition and retention plan (RRP) which are to be submitted to the Company's shareholders for their approval at the Annual meeting in November, 1997.

     Stock Option and Incentive Plan

     If approved, the plan will be implemented for the benefit of directors, officers and employees of the Company and its affiliates. The maximum number of shares to be issued from authorized but not currently outstanding shares under the plan is 59,252 or 10% of the total shares issued in the conversion. The exercise price of the options shall not be less than the common stock market value at the date the options are granted.

     Recognition and Retention Plan

     If approved, the RRP would award shares authorized but not currently outstanding to directors and to employees in key management positions in order to provide them with a proprietary interest in the Company in a manner designed to encourage such employees to remain with the Company. The maximum number of shares authorized under the plan is 23,700 or 4% of the total shares issued in the conversion.

     Under the terms of the stock option and incentive plan, the effective date of the plan would be January 1, 1998. The term of the plan would be ten years. The future impact of the plan would be to increase (1) the number of outstanding shares of common stock, and (2) compensation expense, and decrease (1) net income per share, and (2) book value per share. It is not possible to quantify the effect on the financial position or results of operations from implementing the plan at this time.

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

     The Bank's business strategy is to operate as a well-capitalized, profitable and independent community financial institution dedicated to home-mortgage lending and to providing quality service to its customers. The Bank intends to implement this strategy by (i) closely monitoring the needs of its customers and providing quality service; (ii) maintaining asset quality; (iii) utilizing investments in mortgage-backed securities and other investment securities to invest excess funds and to increase net interest income; (iv) maintaining capital in excess of the regulatory requirements; (v) attempting to increase the Bank's earnings; and (vi) managing interest rate risk by attempting to match asset and liability maturities and rates.

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

Liquidity and Capital Resources

     The Company's most liquid assets are cash and cash
equivalents, which includes short-term investments.   The levels
of these assets are dependent on the Bank's lending, investing, operating, and deposit activities during any given period. At September 30, 1997 and June 30, 1997, cash and cash equivalents totalled $2 million and $3 million, respectively.

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

     At September 30, 1997, the Bank had outstanding loan commitments of $537,000. The Bank anticipates it will have sufficient funds available to meet its commitments. Certificates of deposit that were scheduled to mature in one year or less at September 30, 1997 were $13.2 million. Management believes that a significant portion of such deposits will remain with the Bank.

     Under federal law, the Bank is required to meet certain leverage and risk-based capital requirements. The leverage ratio requires a minimum ratio of "Tier 1 capital" to adjusted total assets. At September 30, 1997, the Bank exceeded both of the
capital requirements.  The Bank's capital ratios were:   10.05%
leverage capital and 25.76% risk-based capital.  The Bank had
"Tier 1 capital"  of   $6 million at September 30, 1997 and risk-
based capital of $6.3 million.

Financial Condition

     Total assets increased $3.9 million, or 6.5%, to $64.1 million at September 30, 1997 from $60.2 million at June 30, 1997. This was primarily due to increases of $2.7 million, or 14.7%, in mortgage-backed and related securities, $1.7 million, or 5.8%, in loans receivable, and $221,000, or 24.6%, in FHLB
stock.   The increases were funded primarily from an increase in
FHLB advances of $4.4 million which reflected management's asset/liability strategy of seeking to earn the spread between the yield earned on adjustable-rate earning assets and the rates paid on the FHLB advances. In addition, interest-earning deposits in other institutions decreased $930,000 or 38.4%, from $2.4 million at June 30, 1997, to $1.5 million at September 30, 1997.

     Total liabilities increased $3.7 million, or 7.2%, from $51.6 million at June 30, 1997, to $55.3 million at September 30, 1997. The increase was a result of the increases in FHLB advances and a decrease in deposits of $779,000, or 2.2% from $35 million at June 30, 1997, to $34.2 million at September 30, 1997.

     Total equity increased $189,000, or 2.2%, from $8.6 million at June 30, 1997 to $8.8 million at September 30, 1997. The increase was due primarily to net income for the first quarter ended September 30, 1997, of $149,000 and a decrease in unrealized loss on securities available-for-sale, net of deferred income tax of $25,000.

Asset Quality

     The Bank regularly reviews interest earning assets to determine proper valuation. Management's monitoring of the asset portfolio includes reviews of historical loss experience, known and inherent risks in the portfolio, the value of any underlying collateral, prospective economic conditions and the regulatory environment. The Bank's non-accrual mortgage loans increased from $203,000 at June 30, 1997 to $229,000 at September 30, 1997.

     The table on the following page sets forth information regarding the Bank's non-accrual loans and foreclosed real estate at the dates indicated. The Bank discontinues accruing interest on delinquent loans no later than ninety days past due. At September 30, 1997, the Bank had no restructured loans within the meaning of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 15.

                       IFB HOLDINGS, INC.
                          Asset Quality


                                    September 30,        June 30,
                                        1997               1997
Non-accrual mortgage loans
 delinquent more than 90 days           $  229            $  203
Non-accrual other loans
 delinquent more than 90 days               55                21
Total non-performing loans              $  284            $  224

 Real estate owned and in-
   substance foreclosed loans,
   net of allowance                          0                 0

   Total non-performing assets          $  284            $  224

Non-performing loans to
 total loans                              0.90%             0.75%
Non-performing assets to
 total assets                             0.44%             0.37%
Allowance for loan losses
 to non-performing loans                   100%           127.23%


Results of Operations

     Comparisons of quarterly results in this section are between the three month periods ended September 30, 1997, and September
30, 1996.

General

     Net income for the first quarter ended September 30, 1997 was $149,000, an increase of $175,000 from the $26,000 net loss for the first quarter ended September 30, 1996.

Interest Income

     Interest income for the first quarter ended September 30, 1997, was $1.1 million an increase of $140,000, or 14.5%, compared to the $967,000 for the first quarter ended September 30, 1996. Interest on loans receivable increased $60,000, or 10.3%, from $585,000 for the first quarter ended September 30, 1996, to $645,000 for the same period ended September 30, 1997. Interest on investment securities increased $47,000, or 75.8%, from $62,000 for the three months ended September 30, 1996, to $109,000 for the three months ended September 30, 1997. Interest on mortgage-backed and related securities increased $31,000, or 10%, from $310,000 for the quarter ended September 30, 1996, to $341,000 for the quarter ended September 30, 1997. The increases are a result of the increases in the amount of investment securities, mortgage-backed and related securities, and loans receivable outstanding at September 30, 1997, as compared to September 30, 1996.

Interest Expense

     Interest expense for the quarter ended September 30, 1997 was $666,000 as compared to $619,000 for the quarter ended September 30, 1996, an increase of $47,000, or 7.6%. Interest on advances from FHLB was $268,000 for the three months ended September 30, 1997, as compared to $210,000 for the same period ended September 30, 1996, an increase of $58,000 or 27.6%. The increase was due to an increase in the amount of advances outstanding during the three month period ended September 30, 1997, as compared to the three month period ended September 30,
1996.   Interest on deposits decreased $11,000 from $409,000 for
the quarter ended September 30, 1996 to $398,000 for the quarter ended September 30, 1997 as a result of a decrease in the amount of deposits.

Net Interest Income

     Net interest income before provisions for loan losses was $441,000 for the quarter ended September 30, 1997, as compared to $348,000 for the quarter ended September 30, 1996, an increase of $93,000 or 26.7%.

Noninterest Income

     Noninterest income was $72,000 for the quarter ended September 30, 1997 as compared to $65,000 for the quarter ended September 30, 1996, an increase of $7,000 or 10.8% primarily due to an increase in gains on the sales of mortgage-backed and related securities of $8,000 for the quarter ended September 30, 1997, as compared to the quarter ended September 30, 1996.

Noninterest expense

     Noninterest expense for the quarter ended September 30, 1997 decreased $203,000, or 44.2%, from $459,000 for the quarter ended September 30, 1996 to $256,000 for the quarter ended September 30, 1997. The decrease was due to a decrease of $246,000, or 98%, in the amount of SAIF insurance premiums as
compared to the same period ended September 30, 1996.    On
September 30, 1996, the Bank incurred a one time SAIF assessment of approximately $226,000. Compensation and benefit expense increased $34,000, or 25%, from $136,000 for the quarter ended September 30, 1996, to $170,000 for the quarter ended September 30, 1997. The increase was due in part to compensation expense related to the Employee Stock Ownership Plan of $16,000. In addition, the three month period ended September 30, 1997, included one additional pay period compared to the period ended September 30, 1996.

Provision for Loan Losses

     For the three months ended September 30, 1997 and 1996, the provision for loan losses was not increased.

 Income Tax

     The provision for income taxes increased $128,000, from a tax benefit of $20,000 for the quarter ended September 30, 1996, to $108,000 in expense for the quarter ended September 30, 1997. The increase is due to an increase in income for the quarter.

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

Item 4    Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5    Other Information

     None.

Item 6    Exhibits and Reports on Form 8-K

     (A) Exhibits; Financial Data Schedule--Exhibit 27

     (B) Reports on Form 8-K; No reports on Form 8-K have been filed during the quarter for which this report is filed.

                       IFB HOLDINGS, INC.
                           Signatures


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         IFB Holdings, Inc.
                         ----------------------------------------
                         (Registrant)




Dated November 6, 1997        /s/ Earle S. Teegarden, Jr.
                              -----------------------------------
                              Earle S. Teegarden, Jr.
                              President and Chief Executive
                               Officer
                              (Duly Authorized Officer)




Dated November 6, 1997        /s/ Sherri Williams
                              -----------------------------------
                              Sherri Williams
                              Chief Accounting Officer
                              (Principal Financial Officer)