Form 10QSB
period 1997-12-31
IFB HOLDINGS INC
filed 1998-02-11
CIK 1024135

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                ----------------

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended December 31, 1997

                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________  to ______________

                      Commission File Number 0-21687


                              IFB HOLDINGS, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


           Delaware                                  43-1760023
--------------------------------                     ----------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                Identification Number)

522 Washington Street, Chillicothe, Missouri          64601
--------------------------------------------        ----------
 (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (660) 646-3733
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes (x)        No ( )

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

Class                           Outstanding at December 31, 1997
---------------------------     --------------------------------
Common stock, $01 par value                   592,523

                               IFB HOLDINGS, INC.
                                  FORM 10-QSB

                                     Index

PART I.    FINANCIAL INFORMATION
--------------------------------



Item 1    Financial Statements                                                   Page
                                                                                ------
          Consolidated Statements of Financial Condition as of December 31,
          1997 (Unaudited) and June 30, 1997...................................     2

          Consolidated Statements of Income for the Three Months and Six Months
          ended December 31, 1997 and 1996 (Unaudited).........................     3

          Consolidated Statements of Changes in Stockholders' Equity
          for the Six Months ended December 31, 1997 (Unaudited)...............     4

          Consolidated Statements of Cash Flows for the Six Months
          ended December 31, 1997 and 1996 (Unaudited).........................     5

          Notes to Unaudited Consolidated Financial Statements.................     7

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................................    10

PART II.  OTHER INFORMATION
---------------------------
Item 1    Legal Proceedings....................................................    16

Item 2    Changes in Securities................................................    16

Item 3    Default upon Senior Securities.......................................    16

Item 4    Submission of Matters to a Vote of Security Holders..................    16

Item 5    Other Information....................................................    16

Item 6    Exhibits and Reports on Form 8-K.....................................    16

Signature Page.................................................................    18


                       IFB HOLDINGS, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

                                                               At           At
                                                           December 31,   June 30,
                                                              1997         1997
                                                          -------------  --------
                                                           (Unaudited)
                                                              (In Thousands)
                   ASSETS

Cash on hand and noninterest-earning deposits                $   467     $   581
Interest-earning deposits in other institutions                1,504       2,422
Investment securities:
 Securities available-for-sale at fair value                   4,894       4,760
 Securities held-to-maturity at amortized cost                 1,215       2,209
Mortgage-backed and related securities
 available-for-sale, at fair value                            22,452      18,501
Loans receivable, net                                         33,922      29,962
Accrued interest receivable                                      505         446
Investment required by law:
 FHLB and FRB stock, at cost                                   1,207         897
Premises and equipment                                           424         357
Other assets                                                      42          85
                                                             -------     -------
       Total assets                                          $66,632     $60,220
                                                             =======     =======
           LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                     $34,715     $34,980
Federal Home Loan Bank advances                               22,469      16,265
Advances from borrowers for taxes and insurance                   17          33
Income taxes payable                                             261         144
Accrued expenses and other liabilities                           201         157
                                                             -------     -------
       Total liabilities                                      57,663      51,579
                                                             -------     -------
Preferred stock, $.01 par value;
 authorized 100,000 shares; none outstanding                       -           -
Common stock, $.01 par value; authorized 900,000
 shares, issued 592,523 shares at December 31, 1997
 and June 30, 1997                                                59          59
Additional paid-in capital                                     5,486       5,477
Retained earnings, substantially restricted                    3,741       3,559
Less:
 Common stock acquired by the ESOP                              (397)       (421)
 Unrealized gain (loss) on securities available-for-sale,
   net of applicable deferred income taxes                        80         (33)
                                                             -------     -------
       Total stockholders' equity                              8,969       8,641
                                                             -------     -------
       Total liabilities and stockholders' equity            $66,632     $60,220
                                                             =======     =======

     See accompanying Notes to Unaudited Consolidated Financial Statements

                       IFB HOLDINGS, INC. AND SUBSIDIARY
                       Consolidated Statements of Income
                                  (Unaudited)

                                                               Three Months Ended     Six Months Ended
                                                                  December 31,          December 31,
                                                               -------------------   ------------------
                                                                 1997       1996       1997      1996
                                                               --------   --------   --------  --------
                                                                  (In thousands        (In thousands
                                                               except share data)    except share data)
Interest income:
 Loans receivable                                              $    685   $    595   $  1,330  $  1,181
 Investment securities                                              112         57        221       119
 Mortgage-backed and related securities                             370        272        711       582
 Other interest-earning assets                                       14         22         26        31
                                                               --------   --------   --------  --------
    Total interest income                                         1,181        946      2,288     1,913
                                                               --------   --------   --------  --------
Interest expense:
 Deposits                                                           402        414        800       824
 FHLB Advances                                                      321        188        589       398
                                                               --------   --------   --------  --------
     Total interest expense                                         723        602      1,389     1,222
                                                               --------   --------   --------  --------
      Net interest income                                           458        344        899       691

Provision for loan losses                                            64          -         64         -
                                                               --------   --------   --------  --------
     Net interest income after provision for loan losses            394        344        835       691
                                                               --------   --------   --------  --------
Noninterest income:
 Fees and service charges                                            54         57        109       110
 Gain on sales of mortgage-backed securities                         35          9         43         9
 Other                                                                7         10         16        22
                                                               --------   --------   --------  --------
      Total noninterest income                                       96         76        168       141
                                                               --------   --------   --------  --------
Noninterest expense:
 Compensation and benefits                                          167        191        337       327
 Occupancy and equipment                                             26         34         52        53
 SAIF deposit insurance premiums                                      5         25         10       275
 Other                                                              105         52        160       105
                                                               --------   --------   --------  --------
      Total noninterest expense                                     303        302        559       760
                                                               --------   --------   --------  --------
Income (loss) before income taxes                                   187        118        444        72

Income tax expense                                                   72         51        180        29
                                                               --------   --------   --------  --------
Net income (loss)                                              $    115   $     67   $    264  $     43
                                                               ========   ========   ========  ========
Earnings per share:
     Basic                                                         $.21       $.12       $.48      $.08
                                                               ========   ========   ========  ========
Weighted average number of
 shares outstanding:
      Basic                                                     549,703    547,333    549,110   547,333


     See accompanying Notes to Unaudited Consolidated Financial Statements

                       IFB HOLDINGS, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                                  ( Unaudited)

                                                                                Unrealized
                                                                                Gain (Loss)
                                                                                Securities
                                                                                Available-
                                                                                 For-Sale,
                                                                                  Net of
                                                                      Common    Applicable
                                             additional               Stock     Deferred
                                     Common   Paid-In     Retained   Acquired    Income
                                     Stock    Capital     Earnings    by ESOP     Taxes      Total
                                     ------  ----------   --------   ---------  -----------  -----
                                                                (In thousands)
Six Months Ended
----------------
 December 31, 1997
------------------
Balance at June 30, 1997             $59      $5,477      $3,559      $(421)       $(33)     $8,641

Additions (deductions) for
  the six months ended
   December 31, 1997
  Net income                           -           -         264          -           -         264
  Dividends declared                                         (82)                               (82)
  Allocation of ESOP
    shares                             -           9           -         24           -          33
  Unrealized gain (loss) on
    securities available-for-
    sale, net of deferred
    Income tax of $56,000              -           -           -          -         113         113
                                     ---      ------      ------      -----        ----      ------
Balance, December 31, 1997           $59      $5,486      $3,741      $(397)       $ 80      $8,969
                                     ===      ======      ======      =====        ====      ======

     See accompanying Notes to Unaudited Consolidated Financial Statements

                       IFB HOLDINGS, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                 Six Months Ended
                                                                   December 31,
                                                              --------------------
                                                                 1997      1996
                                                              --------   ---------
                                                                (In thousands)
Cash flow from operating activities:
 Net income (loss)                                            $   264    $     43
 Adjustments to reconcile net earnings to
 net cash provided by operating activities:
   Net loss (gain) on sale of investments                         (43)         (9)
   Depreciation                                                    24          30
       Provision for loan loss                                     64           -
   Amortization of premiums and discounts and loan fees             6          24
   ESOP expense                                                    33          28
   Changes in:
   Decrease (increase) in interest receivable                     (59)         78
   Decrease (increase) in other assets                             43          31
   Increase (decrease) in income tax payable                      117         (36)
   Increase (decrease) in other liabilities                        44          40
                                                              -------    --------
        Net cash provided by operating activities                 493         229
                                                              -------    --------
Cash flow from investing activities:
 Loans purchased                                               (3,649)      ( 626)
 (Increase) decrease in loans, net                               (390)        342
 Proceeds from sales of available-for-sale mortgage-backed
  and related securities                                        2,275       1,857
 Proceeds from sales of available-for-sale investment
  securities                                                      491           -
 Proceeds from maturities of investment securities              1,999           -
 Purchase of available-for-sale investment securities          (1,562)       (138)
 Purchase of available-for-sale mortgage-backed
  and related securities                                       (8,169)     (1,485)
 Principal collected on repayments and maturities of
  available-for-sale mortgage-backed and related securities     2,039       1,418
 Purchase of FHLB and FRB stock                                  (310)        (50)
 Purchase of equipment                                            (91)         (4)
                                                              -------    --------
      Net cash provided (used) by investing activities         (7,367)      1,314
                                                              -------    --------
Cash flows from financing activities:
 Dividends paid                                                   (82)          -
 Net proceeds from issuance of common stock                         -       5,048
 Net increase (decrease) in deposits                             (265)     (1,073)
 Net increase (decrease) in advances from
    borrowers for taxes and insurance                             (16)        (27)
 Proceeds from FHLB advances                                   14,450       9,450
 Principal payments on FHLB advances                           (8,245)    (11,727)
                                                              -------    --------
     Net cash provided (used) by financing activities           5,842       1,671
                                                              -------    --------
      Increase (decrease) in cash and cash equivalents         (1,032)      3,214

Cash and cash equivalents at beginning of period                3,003       2,080
                                                              -------    --------
Cash and cash equivalents at end of period                    $ 1,971    $  5,294
                                                              =======    ========

                       IFB HOLDINGS, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)







                                            Six Months Ended
                                              December 31,
                                           1997        1996
                                           ----        ----
                                            (In thousands)
Supplemental cash flow disclosures:
 Cash paid for:
   Interest                                $ 734       $ 681
                                           =====       =====

   Income Taxes                            $ 127       $  72
                                           =====       =====

Noncash activity:
 Loans transferred to real estate owned    $   -       $
                                           =====       =====



     See accompanying Notes to Unaudited Consolidated Financial Statements

                       IFB HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)       BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles
          (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three and six month periods ended December 31, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 1998.

          The unaudited consolidated financial statements include the amounts of IFB Holdings, Inc. (the "Holding Company") and its wholly-owned subsidiary, Investors Federal Bank, National Association, (the "Bank"), and the Bank's wholly-owned subsidiary, Investors Federal Service Corporation for the six months ended December 31, 1997. The consolidated financial statements for the prior periods include accounts of the Bank and its subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

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

          The Bank has established for eligible employees an Employee Stock Ownership Plan ("ESOP") in connection with the conversion. The ESOP borrowed $474,010 from the Holding Company and purchased 47,401 common shares issued in the conversion. The Bank is making the scheduled discretionary cash contributions to the ESOP sufficient to service the
          amount borrowed.   To date, the Bank has made payments of $112,448
          ($76,300 principal) to the Holding Company.   The $397,710 ESOP
          obligation ($474,010 in stock issued by the Holding Company on December 30, 1996 less the principal payments made by the Bank) is reflected in the accompanying consolidated financial statements as a charge to unearned compensation and a credit to common stock and paid-in capital. The unamortized balance of unearned compensation is shown as a deduction of stockholders' equity. The unpaid balance of the ESOP loan is eliminated in consolidation.

(3)       EARNINGS PER SHARE

          Earnings per share (EPS) computations follow SFAS No. 128 which is effective for financial statements issued for periods ending after December 15, 1997. Basic EPS have been determined by dividing net income for the period (numerator) by the weighted-average number of common shares outstanding during the period (denominator). Weighted-average common shares include allocated ESOP shares. Unallocated ESOP shares are not used in basic EPS calculations.


(4)       COMMITMENTS AND CONTINGENCIES

          Commitments to originate and purchase mortgage loans of $1,599,000 at December 31, 1997, represent amounts which the Bank plans to fund within the normal commitment period of sixty to ninety days. As of December 31, 1997, the Bank had no commitments to purchase mortgage-backed securities, CMOs or investment securities. The Bank had no commitments outstanding to sell mortgage loans, mortgage-backed securities, CMOs or investment securities at December 31, 1997.


(5)       RECENT ACCOUNTING DEVELOPMENTS

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

          Management has not determined the effect on the financial position or the results of operations that adoption of SFAS 123 and 130 will have.


(6)       DIRECTOR AND EMPLOYEE PLANS

          The Company's Board of Directors has approved a stock option and incentive plan and a recognition and retention plan (RRP) which were approved by the Company's shareholders at the Annual meeting in November, 1997.

          Stock Option and Incentive Plan
          -------------------------------

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

          Recognition and Retention Plan
          ------------------------------

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

YEAR 2000

          The Company does not expect costs to make their computer systems Year 2000 compliant to materially affect operations. Based on results of an internal study, the Company believes that all systems will be made to function sufficiently prior to the Year 2000.


LIQUIDITY AND CAPITAL RESOURCES

          The Company's most liquid assets are cash and cash equivalents, which
includes short-term investments.   The levels of these assets are dependent on
the Bank's lending, investing, operating, and deposit activities during any given period. At December 31, 1997 and June 30, 1997, cash and cash equivalents totalled $2 million and $3 million, respectively.

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

          At December 31, 1997, the Bank had outstanding loan commitments of $1,599,000. The Bank anticipates it will have sufficient funds available to meet its commitments. Certificates of deposit that were scheduled to mature in one year or less at December 31, 1997 were $13.2 million. Management believes that a significant portion of such deposits will remain with the Bank.

          Under federal law, the Bank is required to meet certain leverage and risk-based capital requirements. The leverage ratio requires a minimum ratio of "Tier 1 capital" to adjusted total assets. At December 31, 1997, the Bank exceeded both of the capital requirements. The Bank's capital ratios were:
9.39% leverage capital and 22.63% risk-based capital.  The Bank had "Tier 1
capital"  of   $6 million at December 31, 1997 and risk-based capital of $6.3 million.

FINANCIAL CONDITION

          Total assets increased $6.4 million, or 10.6%, to $66.6 million at December 31, 1997 from $60.2 million at June 30, 1997. Mortgage-backed and related securities increased $4 million, or 21.4%, from $18.5 million at June 30, 1997, to $22.5 million at December 31, 1997. Loans receivable increased $4 million, or 13.2%, from $30 million at June 30, 1997, to $34 million at December 31, 1997. FHLB and FRB stock increased $310,000, or 34.6%, from $897,000 at June 30, 1997, to $1.2 million at December 31, 1997. The increases were funded primarily from an increase in FHLB advances of $6.2 million which reflected management's asset/liability strategy of seeking to earn the spread between the yield earned on adjustable-rate earning assets and the rates paid on the FHLB advances. In addition, investment securities decreased $860,000, from $7 million at June 30, 1997, to $6.1 million at December 31, 1997. Interest-earning deposits in other institutions decreased $919,000, or 37.9%, from $2.4 million to $1.5 million at December 31, 1997.

          Total liabilities increased $6 million, or 11.8%, from $51.6 million at June 30, 1997, to $57.7 million at December 31, 1997. The increase was a result of the increases in FHLB advances and a decrease in deposits of $265,000, or .8% from $35 million at June 30, 1997, to $34.7 million at December 31, 1997.

          Total equity increased $328,000, or 3.8%, from $8.6 million at June 30, 1997 to $9 million at December 31, 1997. The increase was due primarily to net income for the six months ended December 31, 1997, of $264,000 and a decrease in unrealized loss on securities available-for-sale, net of deferred income tax of $113,000.

ASSET QUALITY

          The Bank regularly reviews interest earning assets to determine proper valuation. Management's monitoring of the asset portfolio includes reviews of historical loss experience, known and inherent risks in the portfolio, the value of any underlying collateral, prospective economic conditions and the regulatory environment. The Bank's non-accrual mortgage loans decreased from

$203,000 at June 30, 1997 to $164,000 at December 31, 1997.

          The table on the following page sets forth information regarding the Bank's non-accrual loans and foreclosed real estate at the dates indicated. The Bank discontinues accruing interest on delinquent loans no later than ninety days past due. At December 31, 1997, the Bank had no restructured loans within the meaning of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 15.

                               IFB HOLDINGS, INC.
                                 Asset Quality

                                 December 31,   June 30,
                                     1997         1997
                                 -------------  ---------
                                      (In thousands)
Non-accrual mortgage loans
 delinquent more than 90 days     $   164        $   203
Non-accrual other loans
 delinquent more than 90 days         134             21
                                  -------        -------
Total non-performing loans        $   298        $   224

 Real estate owned and in-
  substance foreclosed loans,
  net of allowance                      0              0

  Total non-performing assets     $   298        $   224
                                  =======        =======

Non-performing loans to
 total loans                         0.88%          0.75%
                                  =======        =======
Non-performing assets to
 total assets                        0.45%          0.37%
                                  =======        =======
Allowance for loan losses
 to non-performing loans           102.75%        127.23%
                                  =======        =======

RESULTS OF OPERATIONS

          Comparisons of quarterly results in this section are between the three month periods ended December 31, 1997, and December 31, 1996 and between the six month periods then ended.

GENERAL

          Net income for the second quarter ended December 31, 1997 was $115,000, an increase of $48,000 from the $67,000 net income for the second quarter ended December 31, 1996. Net income for the six months ended December 31, 1997, was $264,000, an increase of $221,000, or 513.9% from the $43,000 net income for the comparable period ended December 31, 1996.

INTEREST INCOME

          Interest income for the second quarter ended December 31, 1997, was $1.2 million an increase of $235,000, or 24.8%, compared to $946,000 for the second quarter ended December 31, 1996. Interest income for the six months ended December 31, 1997, was $2.3 million, an increase of $375,000, or 19.6% as compared to the six months ended December 31, 1996. Interest on loans receivable increased $90,000, or 15.1%, from $595,000 for the second quarter ended December 31, 1996, to $685,000 for the same period ended December 31, 1997. Interest on loans receivable increased $149,000, or 12.6%, from $1.2 million for the six months ended December 31, 1996, to $1.3 million for the six months ended December 31, 1997. Interest on investment securities increased $55,000, or 96.5%, from $57,000 for the three months ended December 31, 1996, to $112,000 for the three months ended December 31, 1997. Interest on investment securities increased $102,000 or 85.7%, from $119,000 for the six months ended December 31, 1996, to $221,000 for the six months ended December 31, 1997. Interest on mortgage-backed and related securities increased $98,000, or 36%, from $272,000 for the quarter ended December 31, 1996, to $370,000 for the quarter ended December 31, 1997. Interest on mortgage-backed and related securities increased $129,000, or 22.2%, from $582,000 for the six months ended December 31, 1996, to $711,000 for the six months ended December 31, 1997. The increases are primarily the result of the increases in the amount of investment securities, mortgage-backed and related securities, and loans receivable outstanding at December 31, 1997, as compared to December 31, 1996.

INTEREST EXPENSE

          Interest expense for the second quarter ended December 31, 1997 was $723,000 as compared to $602,000 for the quarter ended December 31, 1996, an increase of $121,000, or 20.1%. Interest expense for the six months ended December 31, 1997, was $1.4 million as compared to $1.2 million for the six months ended December 31, 1996, an increase of $167,000 or 13.7%. Interest on advances from FHLB was $321,000 for the three months ended December 31, 1997, as compared to $188,000 for the same period ended December 31, 1996, an increase of $133,000 or 70.7%. Interest on advances increased $191,000, or 48%, from $398,000 for the six months ended December 31, 1996 to $589,000 for the six months ended December 31, 1997. The increase was due to an increase in the amount of advances outstanding during the three month and six month periods ended December 31, 1997, as compared to the three and six month periods ended December 31, 1996. Interest on deposits decreased $12,000 from $414,000 for the quarter ended December 31, 1996 to $402,000 for the quarter ended December 31, 1997. Interest on deposits decreased $24,000, or 2.9%, for the six months ended December 31, 1997, from $824,000 for the six months ended December 31, 1996 to $800,000, as a result of a decrease in the interest rate paid on the deposits during that period.

NET INTEREST INCOME

          Net interest income before provisions for loan losses was $458,000 for the second quarter ended December 31, 1997, as compared to $344,000 for the second quarter ended December 31, 1996, an increase of $114,000 or 33.1%. Net interest income before provisions for loan losses was $899,000 or the six months ended December 31, 1997, an increase of $208,000, or 30.1%, as compared to the six months ended December 31, 1996.


NONINTEREST INCOME

          Noninterest income was $96,000 for the quarter ended December 31, 1997 as compared to $76,000 for the quarter ended December 31, 1996, an increase of $20,000 or 26.3%. Noninterest income was $168,000 for the six months ended December 31, 1997, as compared to $141,000 for the six months ended December 31, 1996, an increase of $27,000, or 19.1%. The increases are primarily due to an increase in gain on the sales of mortgage-backed securities of $26,000 for the quarter ended December 31, 1997, as compared to the quarter ended December 31,
1996.   Gain on sales of mortgage-backed  securities increased $34,000, or
377.8%, from $9,000 for the six months ended December 31, 1996, to $43,000 for the six months ended December 31, 1997.


NONINTEREST EXPENSE

          Noninterest expense was $303,000 for the second quarter ended December 31, 1997 and $302,000 for the second quarter ended December 31, 1996. For the six months ended December 31, 1997, noninterest expense was $560,000 as compared to $760,000 for the six months ended December 31, 1996, a decrease of $200,000, or 26.3%. The decrease was largely due to a decrease of $264,000, or 96%, in the amount of SAIF deposit insurance premiums incurred in the six months ended December 31, 1997 as compared to the six months ended December 31, 1996. 0n September 30, 1996, the Bank incurred a one time SAIF assessment of approximately $226,000. In addition, other noninterest expense increased $53,000, or 101.9% from $52,000 for the second quarter ended December 31, 1996, to $105,000 for the second quarter ended December 31, 1997. Other noninterest expense increased $55,000, or 52.4%, from $105,000 for the six months ended December 31, 1996, to $160,000 for the six months ended December 31, 1997. The increase in other expenses was primarily due expenses associated with the Company operating as a publicly owned stock institution. In addition, during the second quarter ended December 31, 1997, the Bank purchased an ATM and incurred operational expenses that it did not have in the second quarter ended December 31, 1996.
                 .
PROVISION FOR LOAN LOSSES

          For the three months ended December 31, 1997 , the provision for loan losses was increased $64,000. For the comparable period ended December 31, 1996, the provision for loan losses was not increased.

INCOME TAX

          The provision for income taxes increased $21,000, from $51,000 for the quarter ended December 31, 1996, to $72,000 for the quarter ended December 31, 1997. The provision for income taxes increased $151,000, or 520.7%, from $29,000 for the six months ended December 31, 1996, to $180,000 for the six months ended December 31, 1997. The increases were due to increases in income for the periods.

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

ITEM 2    CHANGES IN SECURITIES
          Not applicable.

ITEM 3    DEFAULT UPON SENIOR SECURITIES
          Not applicable.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (A) On November 18, 1997, the Company held its Annual Meeting of Stockholders.

         (B) Election of Directors

                                                                                 Broker
          Nominee                     For          Against       Withheld       Non-Votes
          -------                     ---          -------       --------       ---------
          Earle S. Teegarden, Jr    460,762          -0-           -0-             -0-
          Armand J. Peterson        460,762          -0-           -0-             -0-


          The terms of office of Directors Edward P. Milbank, Robert T. Fairweather, J. Michael Palmer, Larry R. Johnson continued after the Annual Meeting.

          (C) Other Matters voted on at the Annual Meeting

          1. The appointment of Lockridge, Constant & Conrad, LLC, as auditors of the Company for the fiscal year ending June 30, 1998.

             For:  460,762   Against:  -0-
                   --------           -----
             Abstained:   -0-  Broker Non-Votes:  -0-
                        ------                   ----
          2. The approval of the Company's 1997 Stock Option and Incentive Plan.

             For:  350,393   Against:  13,650
                  --------            --------
             Abstained: 1,000  Broker Non-Votes: 95,719
                        ------                   ------

          3. The approval of the Company's Recognition and Retention Plan.

             For:  331,843  Against: 25,950
                   -------           ------
             Abstained: 3,250  Broker Non-Votes: 99,719
                        ------                  -------

          The Boards nominees and each of the other proposals were approved.

ITEM 5    OTHER INFORMATION

          The Company's Board of Directors authorized a stock repurchase program in January 1998. Twenty percent or 188,504 shares were authorized to be purchased. The price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations which may, in the opinion of the board of directors or management, affect the advisability of purchasing IFBH shares.


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (A) Exhibits;  Statement re: Computation of Per Share Earnings-Exhibit
11
                   Financial Data Schedule--Exhibit 27

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



                                                IFB Holdings, Inc.
                                                --------------------------
                                                (Registrant)


Dated February 6, 1998                          /s/ Earle S. Teegarden, Jr.
                                                ---------------------------
                                                Earle S. Teegarden, Jr.
                                                President and Chief
                                                  Executive Officer
                                                (Duly Authorized Officer)




Dated February 6, 1998                          /s/ Sherri Williams
                                                ----------------------------
                                                Sherri Williams
                                                Chief Accounting Officer
                                                (Principal Financial Officer)