Form 10QSB
period 1998-03-31
IFB HOLDINGS INC
filed 1998-05-13
CIK 1024135

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                ----------------

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended March 31, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________  to ______________

                      Commission File Number 0-21687

                              IFB HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)



          Delaware                                          43-1760023
-------------------------------                 ----------------------
(State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                Identification Number)

522 Washington Street, Chillicothe, Missouri                     64601
----------------------------------------------              ----------
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

    Yes (x)      No ( )

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.



Class                                              Outstanding at March 31, 1998
-----------------------------                      -----------------------------
Common stock, $01 par value                                    592,523

                               IFB HOLDINGS, INC.
                                  FORM 10-QSB



                                     Index


Part I.    Financial Information
--------------------------------


Item 1                       Financial Statements                          Page
                                                                           -----

          Consolidated Statements of Financial Condition as of
          March 31, 1998 (Unaudited) and June 30, 1997...................    2

          Consolidated Statements of Income for the Three Months
          and Nine Months ended March 31, 1998 and 1997 (Unaudited)......    3

          Consolidated Statements of Changes in Stockholders' Equity
          for the Nine Months ended March 31, 1998 (Unaudited)...........    4

          Consolidated Statements of Cash Flows for the Nine Months
          ended March 31, 1998 and 1997 (Unaudited)......................    5

          Notes to Unaudited Consolidated Financial Statements...........    7

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................   10



Part II.  Other Information
----------------------------------------------

Item 1    Legal Proceedings..............................................   16

Item 2    Changes in Securities..........................................   16

Item 3    Default upon Senior Securities.................................   16

Item 4    Submission of Matters to a Vote of Security
          Holders........................................................   16

Item 5    Other Information..............................................   16

Item 6    Exhibits and Reports on Form 8-K...............................   16

Signature Page...........................................................   17

                       IFB HOLDINGS, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition



                                                       At          At
                                                    March 31,   June 30,
                                                      1998        1997
                                                   -----------  --------
                                                   (Unaudited)
                                                      (In Thousands)
                   ASSETS

Cash on hand and noninterest-earning deposits         $   552    $   581
Interest-earning deposits in other institutions         1,938      2,422
Investment securities:
 Securities available-for-sale at fair value            5,493      4,760
 Securities held-to-maturity at amortized cost            715      2,209
Mortgage-backed and related securities
 available-for-sale, at fair value                     26,391     18,501
Loans receivable, net                                  34,193     29,962
Accrued interest receivable                               573        446
Investment required by law:
 FHLB and FRB stock, at cost                            1,410        897
Premises and equipment                                    424        357
Other assets                                               68         85
                                                      -------    -------
       Total assets                                   $71,757    $60,220
                                                      =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                              $35,593   $34,980
Federal Home Loan Bank advances                        26,504    16,265
Advances from borrowers for taxes and insurance            16        33
Income taxes payable                                      267       144
Accrued expenses and other liabilities                    191       157
                                                      -------   -------
       Total liabilities                               62,571    51,579
                                                      -------   -------

Preferred stock, $.01 par value;
 authorized 100,000 shares; none outstanding                -         -
Common stock, $.01 par value; authorized 900,000
 shares, issued 592,523 shares at March 31, 1998
 and June 30, 1997                                         59        59
Additional paid-in capital                              5,493     5,477
Retained earnings, substantially restricted             3,911     3,559
Less:
 Common stock acquired by the ESOP                       (386)     (421)
 Unrealized gain (loss) on securities
   available-for-sale, net of applicable
   deferred income taxes                                  109       (33)
                                                      -------   -------
       Total stockholders' equity                       9,186     8,641
                                                      -------   -------
       Total liabilities and stockholders' equity     $71,757   $60,220
                                                      =======   =======

     See accompanying Notes to Unaudited Consolidated Financial Statements

                       IFB HOLDINGS, INC. AND SUBSIDIARY
                       Consolidated Statements of Income
                                  (Unaudited)

                               Three Months Ended               Nine Months Ended
                                    March 31,                       March 31,
                                  -----------                      ----------
                                 1998       1997                 1998        1997
                                 ----       ----                 ----        ----
                                 (In thousands                   (In thousands
                               except share data)              except share data)
Interest income:
 Loans receivable            $    710   $    581             $  2,040    $  1,761
 Investment securities            114         74                  335         194
 Mortgage-backed and
  related securities              409        266                1,120         848
 Other interest-earning
  assets                           18         40                   44          71
                             --------   --------             --------    --------
   Total interest income        1,251        961                3,539       2,874
                             --------   --------             --------    --------

Interest expense:
 Deposits                         400        393                1,200       1,217
 FHLB Advances                    359        163                  948         560
                             --------   --------             --------    --------
     Total interest expense       759        556                2,148       1,777
                             --------   --------             --------    --------

     Net interest income          492        405                1,391       1,097

Provision for loan losses           2          -                   66           -
                             --------   --------             --------    --------
     Net interest income
      after provision for
      loan losses                 490        405                1,325       1,097
                             --------   --------             --------    --------

Noninterest income:
 Fees and service charges          49         49                  158         159
 Gain on sales of
  mortgage-backed
  securities                        -          5                   43          14
 Other                             12          9                   28          31
                             --------   --------             --------    --------
     Total noninterest
       income                      61         63                  229         204
                             --------   --------             --------    --------

Noninterest expense:
 Compensation and benefits        178        167                  515         493
 Occupancy and equipment           31         26                   83          79
 SAIF deposit insurance
  premiums                          5          1                   16         277
 Other                             69         62                  228         167
                             --------   --------             --------    --------
     Total noninterest
       expense                    283        256                  842       1,016
                             --------   --------             --------    --------

Income (loss) before
 income taxes                     268        212                  712         285

Income tax expense                105         82                  285         112
                             --------   --------             --------    --------
Net income (loss)            $    163   $    130             $    427    $    173
                             ========   ========             ========    ========

Earnings per share:
    Basic                        $.29       $.24                 $.77        $.32
                             ========   ========             ========    ========

Weighted average number of
 shares outstanding:
      Basic                   552,665    547,333              551,480     547,333


     See accompanying Notes to Unaudited Consolidated Financial Statements

                       IFB HOLDINGS, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                                  (Unaudited)


                                                                              Unrealized
                                                                              Gain (Loss)
                                                                              Securities
                                                                              Available-
                                                                               For-Sale,
                                                                                Net of
                                                                      Common  Applicable
                                             Additional               Stock    Deferred
                                     Common    Paid-In     Retained  Acquired   Income
                                      Stock    Capital     Earnings  by ESOP    Taxes      Total
                                     ------  ----------    --------  --------   ------     -----
                                                        (In thousands)

Nine Months Ended
-----------------
 March 31, 1998
---------------
Balance at June 30, 1997             $   59      $5,477      $3,559     $(421)     $(33)   $8,641

Additions (deductions) for
  the nine months ended
   March 31, 1998
  Net income                              -           -         427         -         -       427
  Dividends declared                                            (75)                          (75)
  Allocation of ESOP
    shares                                -          16           -        35         -        51
  Unrealized gain on
    securities available-for-
    sale, net of deferred
    Income tax of $48,000                 -           -           -         -       142       142
                                 ----------    --------    --------   -------     -----  --------

Balance, March 31, 1998              $   59      $5,493      $3,911     $(386)     $109    $9,186
                                     ======      ======     =======     ======    =====   =======




     See accompanying Notes to Unaudited Consolidated Financial Statements

                       IFB HOLDINGS, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                                                    Nine Months Ended
                                                                                         March 31,
                                                                                         ---------
                                                                                   1998             1997
                                                                                   ----             ----
                                                                                      (In thousands)
Cash flow from operating activities:
 Net income (loss)                                                               $   427           $   43
 Adjustments to reconcile net earnings to
 net cash provided by operating activities:
   Net loss (gain) on sale of investments                                           (43)              (9)
   Depreciation                                                                       39               30
   Provision for loan loss                                                            66                -
   Amortization of premiums and discounts and loan fees                                4               24
   ESOP expense                                                                       51               28
   Changes in:
   Decrease (increase) in interest receivable                                      (127)               78
   Decrease (increase) in other assets                                                17               31
   Increase (decrease) in income tax payable                                         123             (36)
   Increase (decrease) in other liabilities                                           32               40
                                                                                 -------           ------
                Net cash provided by operating activities                            589              229
                                                                                 -------           ------

Cash flow from investing activities:
 Loans purchased                                                                 (3,956)           ( 626)
 (Increase) decrease in loans, net                                                 (298)              342
 Proceeds from sales of available-for-sale mortgage-backed
   and related securities                                                          2,311            1,857
 Proceeds from sales of available-for-sale investment
   securities                                                                        499                -
 Proceeds from maturities of investment securities                                 2,999                -
 Purchase of available-for-sale investment securities                            (2,601)            (138)
 Purchase of available-for-sale mortgage-backed
  and related securities                                                        (13,523)          (1,485)
 Principal collected on repayments and maturities of
  available-for-sale mortgage-backed and related securities                        3,326            1,418
 Purchase of FHLB and FRB stock                                                    (513)             (50)
 Purchase of equipment                                                             (106)              (4)
                                                                                 -------           ------
        Net cash provided (used) by investing activities                        (11,862)            1,314
                                                                                 -------           ------

Cash flows from financing activities:
 Dividends paid                                                                     (75)                -
 Net proceeds from issuance of common stock                                            -            5,048
 Net increase (decrease) in deposits                                                 613          (1,073)
 Net increase (decrease) in advances from
    borrowers for taxes and insurance                                               (17)             (27)
 Proceeds from FHLB advances                                                      27,675            9,450
 Principal payments on FHLB advances                                            (17,436)         (11,727)
                                                                                 -------           ------
       Net cash provided (used) by financing activities                           10,760            1,671
                                                                                 -------           ------

       Increase (decrease) in cash and cash equivalents                            (513)            3,214

Cash and cash equivalents at beginning of period                                   3,003            2,080
                                                                                 -------           ------

Cash and cash equivalents at end of period                                        $2,490           $5,294
                                                                                 =======           ======

                       IFB HOLDINGS, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                              Nine Months Ended
                                                                  March 31,
                                                           1998              1997
                                                           ----              ----
                                                              (In thousands)
Supplemental cash flow disclosures:
 Cash paid for:
   Interest                                               $1,177             $681
                                                          ======            =====

   Income Taxes                                           $  246             $ 72
                                                          ======            =====

Noncash activity:
 Loans transferred to real estate owned                   $    -             $  -
                                                          ======            =====



     See accompanying Notes to Unaudited Consolidated Financial Statements

                       IFB HOLDINGS, INC. AND SUBSIDIARY
              Notes to Unaudited Consolidated Financial Statements


(1)       Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles
          (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three and nine month periods ended March 31, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 1998.

          The unaudited consolidated financial statements include the accounts of IFB Holdings, Inc. (the "Holding Company") and its wholly-owned subsidiary, Investors Federal Bank, National Association, (the "Bank"), and the Bank's wholly-owned subsidiary, Investors Federal Service Corporation for the nine months ended March 31, 1998. The consolidated financial statements for the prior periods include accounts of the Bank and its subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

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

          The Bank has established for eligible employees an Employee Stock Ownership Plan ("ESOP") in connection with the conversion. The ESOP borrowed $474,010 from the Holding Company and purchased 47,401 common shares issued in the conversion. The Bank is making the scheduled discretionary cash contributions to the ESOP sufficient to service the
          amount borrowed.   To date, the Bank has made payments of $132,750
          ($88,150 principal) to the Holding Company.   The $385,860 ESOP
          obligation ($474,010 in stock issued by the Holding Company on December 30, 1996 less the principal payments made by the Bank) is reflected in the accompanying consolidated financial statements as a charge to unearned compensation and a credit to common stock and paid-in capital. The unamortized balance of unearned compensation is shown as a deduction of stockholders' equity. The unpaid balance of the ESOP loan is eliminated in consolidation.

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


(4)       Commitments and Contingencies

          Commitments to originate and purchase mortgage loans of $900,000 at March 31, 1998, represent amounts which the Bank plans to fund within the normal commitment period of thirty to ninety days. As of March 31, 1998, the Bank had no commitments to purchase mortgage-backed securities, CMOs or investment securities. The Bank had no commitments outstanding to sell mortgage loans, mortgage-backed securities, CMOs or investment securities at March 31, 1998.


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

          SFAS No. 130, "Reporting Comprehensive Income," will be adopted July 1, 1998. This statement provides accounting and reporting standards to report a measure of all changes in equity of an enterprise that result from recognized transactions and economic events of the period. The major component of comprehensive income for the Company will be unrealized gains and losses on certain investments in debt and equity securities.

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

          Under the terms of the stock option and incentive plan, the effective date of the plan was January 1, 1998. The term of the plan would be ten years. The future impact of the plan would be to increase (1) the number of outstanding shares of common stock, and (2) compensation expense, and decrease (1) net income per share, and (2) book value per share. It is not possible to quantify the effect on the financial position or results of operations from implementing the plan at this time.

          As of March 31, 1998, no stock options or RRP award shares had been granted.

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

Capability of the Bank's Data Processing Hardware to Accommodate the Year 2000

          Like many financial institutions, the Bank relies upon computers for the daily conduct of its business and for data processing generally. There is concern among industry experts that on January 1, 2000 computers will be unable to "read" the new year and there may be widespread computer malfunctions. The Bank has formed a Year 2000 Committee to initiate and implement the Year 2000 project, policies, document readiness of the Bank to accommodate Year 2000
processing and to track and test progress towards full compliance.   The Bank is
in the process of ensuring that external vendors and servicers are adequately addressing the system and software issues related to the Year 2000 by obtaining written system certifications that the systems are fully Year 2000 compliant or that the vendor has a plan to become fully compliant in the near future. Beginning in the third quarter of 1998, the Bank will coordinate end-to-end tests with primary vendors, which will allow the

Bank to simulate daily processing on sensitive century dates. In the evaluation, the Bank will ensure that critical operations will continue if vendors are unable to achieve the Year 2000 requirements. The Bank does not expect costs to make their computer system Year 2000 compliant to materially affect operations.


Liquidity and Capital Resources

          The Company's most liquid assets are cash and cash equivalents, which
includes short-term investments.   The levels of these assets are dependent on
the Bank's lending, investing, operating, and deposit activities during any given period. At March 31, 1998 and June 30, 1997, cash and cash equivalents totalled $2.5 million and $3 million, respectively.

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

          At March 31, 1998, the Bank had outstanding loan commitments of $900,000. The Bank anticipates it will have sufficient funds available to meet its commitments. Certificates of deposit that were scheduled to mature in one year or less at March 31, 1998 were $14.0 million. Management believes that a significant portion of such deposits will remain with the Bank.

          Under federal law, the Bank is required to meet certain leverage and risk-based capital requirements. The leverage ratio requires a minimum ratio of "Tier 1 capital" to adjusted total assets. At March 31, 1998, the Bank exceeded both of the capital requirements. The Bank's capital ratios were: 9.09% leverage capital and 22.09% risk-based capital. The Bank had "Tier 1 capital" of $6.2 million at March 31, 1998 and risk-based capital of $6.5 million.

Financial Condition

          Total assets increased $11.5 million, or 19.2%, to $71.7 million at March 31, 1998 from $60.2 million at June 30, 1997. Mortgage-backed and related securities increased $7.9 million, or 42.6%, from $18.5 million at June 30, 1997, to $26.4 million at March 31, 1998. Loans receivable increased $4.2 million, or 14.1%, from $30 million at June 30, 1997, to $34.2 million at March 31, 1998. FHLB and FRB stock increased $513,000, or 57.2%, from $897,000 at June 30, 1997, to $1.4 million at March 31, 1998. The increases were funded primarily from an increase in FHLB advances of $10.2 million, or 63%, from $16.3 million at June 30, 1997, to $26.5 million at March 31, 1998, which reflected management's asset/liability strategy of seeking to earn the spread between the yield earned on adjustable-rate earning assets and the rates paid on the FHLB advances. In addition, investment securities decreased $761,000, from $7.0 million at June 30, 1997, to $6.2 million at March 31, 1998. Interest-earning deposits in other institutions decreased $484,000, or 20%, from $2.4 million to $1.9 million at March 31, 1998.

          Total liabilities increased $10.9 million, or 21.3%, from $51.6 million at June 30, 1997, to $62.6 million at March 31, 1998. The increase was primarily the result of the increases in FHLB advances and an increase in deposits of $613,000, or 1.8% from $35 million at June 30, 1997, to $35.6 million at March 31, 1998.

          Total equity increased $545,000, or 6.3%, from $8.6 million at June 30, 1997 to $9.2 million at March 31, 1998. The increase was due primarily to net income for the nine months ended March 31, 1998, of $427,000 and a decrease in unrealized loss on securities available-for-sale, net of deferred income tax of $142,000.

Asset Quality

          The Bank regularly reviews interest earning assets to determine proper valuation. Management's monitoring of the asset portfolio includes reviews of historical loss experience, known and inherent risks in the portfolio, the value of any underlying collateral, prospective economic conditions and the regulatory environment. The Bank's non-accrual loans increased from $224,000 at June 30, 1997 to $248,000 at March 31, 1998.

          The table on the following page sets forth information regarding the Bank's non-accrual loans and foreclosed real estate at the dates indicated. The Bank discontinues accruing interest on delinquent loans no later than ninety days past due. At March 31, 1998, the Bank had no restructured loans within the meaning of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 15.

                               IFB HOLDINGS, INC.
                                 Asset Quality


                                  March 31,   June 30,
                                    1998        1997
                                    ----        ----
                                     (In thousands)
Non-accrual mortgage loans
 delinquent more than 90 days      $   141    $   203
Non-accrual other loans
 delinquent more than 90 days          107         21
                                   -------    -------
Total non-performing loans         $   248    $   224

 Real estate owned and in-
  substance foreclosed loans,
  net of allowance                       0          0
                                   -------    -------

  Total non-performing assets      $   248    $   224
                                   =======    =======

Non-performing loans to
 total loans                          0.72%      0.75%
                                      ====       ====
Non-performing assets to
 total assets                         0.35%      0.37%
                                      ====       ====
Allowance for loan losses
 to non-performing loans            124.19%    127.23%
                                    ======     ======

Results of Operations

          Comparisons of quarterly results in this section are between the three month periods ended March 31, 1998, and March 31, 1997 and between the nine month periods then ended.

General

          Net income for the third quarter ended March 31, 1998 was $163,000, an increase of $33,000 from the $130,000 net income for the third quarter ended March 31, 1997.
Net income for the nine months ended March 31, 1998, was $427,000, an increase of $254,000, or 146.8% from the $173,000 net income for the comparable period ended March 31, 1997.

Interest Income

          Interest income for the third quarter ended March 31, 1998, was $1.3 million, an increase of $290,000, or 30.2%, compared to $961,000 for the third quarter ended March 31, 1997. Interest income for the nine months ended March 31, 1998, was $3.5 million, an increase of $665,000, or 23.1% as compared to the nine months ended March 31, 1997. Interest on loans receivable increased $129,000, or 22.2%, from $581,000 for the third quarter ended March 31, 1997, to $710,000 for the same period ended March 31, 1998. Interest on loans receivable increased $279,000, or 15.8%, from $1.8 million for the nine months ended March 31, 1997, to $2 million for the nine months ended March 31, 1998. Interest on investment securities increased $40,000, or 54.1%, from $74,000 for the three months ended March 31, 1997, to $114,000 for the three months ended March 31, 1998. Interest on investment securities increased $141,000 or 72.7%, from $194,000 for the nine months ended March 31, 1997, to $335,000 for the nine months ended March 31, 1998. Interest on mortgage-backed and related securities increased $143,000, or 53.8%, from $266,000 for the quarter ended March 31, 1997, to $409,000 for the quarter ended March 31, 1998. Interest on mortgage-backed and related securities increased $272,000, or 32.1%, from $848,000 for the nine months ended March 31, 1997, to $1.1 million for the nine months ended March 31, 1998. The increases are primarily the result of the increases in the average balances of investment securities, mortgage-backed and related securities, and loans receivable outstanding during the three and nine months ended March 31, 1998, as compared to the three and nine months ended March 31, 1997.

Interest Expense

          Interest expense for the third quarter ended March 31, 1998 was $759,000 as compared to $556,000 for the quarter ended March 31, 1997, an increase of $203,000, or 36.5%. Interest expense for the nine months ended March 31, 1998, was $2.1 million as compared to $1.8 million for the nine months ended
March 31, 1997, an increase of $371,000 or 20.9%.   Interest on advances from
FHLB was $359,000 for the three months ended March 31, 1998, as compared to $163,000 for the same period ended March 31, 1997, an increase of $196,000 or 120.2%. Interest on advances increased $388,000, or 69.3%, from $560,000 for the nine months ended March 31, 1997 to $948,000 for the nine months ended March
31, 1998.    The increase was due to an increase in the amount of advances outstanding during the three month and nine month periods ended March 31, 1998, as compared to the three and nine month periods ended March 31, 1997.
Interest on deposits remained fairly stable for the three and nine month periods ended March 31, 1998, as compared to March 31, 1997.

Net Interest Income

          Net interest income before provisions for loan losses was $492,000 for the third quarter ended March 31, 1998, as compared to $405,000 for the third quarter ended March 31, 1997, an increase of $87,000 or 21.5%. Net interest income before provisions for loan losses was $1.4 million for the nine months ended March 31, 1998, an increase of $294,000, or 26.8%, as compared to the $1.1 million for the nine months ended March 31, 1997.

Provision for Loan Losses

          The provision for loan losses increased $2,000 for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. The provision for loan losses increased $66,000 for the nine months ended March 31, 1998, compared to the nine months ended March 31, 1997.


Noninterest Income

          There was little change in noninterest income for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997. Noninterest income was $229,000 for the nine months ended March 31, 1998, an increase of $25,000, or 12.3%, compared to $204,000 for the nine months ended March 31, 1997. The increase was primarily due to an increase in gain on the sales of mortgage-backed securities of $29,000, or 207% for the nine months ended March 31, 1998, as compared to the same period ended March 31, 1997.


Noninterest Expense

          Noninterest expense was $283,000 for the third quarter ended March 31, 1998, an increase of $27,000, or 10.5%, compared to $256,000 for the third quarter ended March 31, 1997. For the nine months ended March 31, 1998, noninterest expense was $842,000 as compared to $1 million for the nine months ended March 31, 1997, a decrease of $174,000, or 17.1%. The decrease was largely due to a decrease of $261,000, or 94.2%, in the amount of SAIF deposit insurance premiums incurred in the nine months ended March 31, 1998 as compared to the nine months ended March 31, 1997. 0n September 30, 1996, the Bank incurred a one time SAIF assessment of approximately $226,000. In addition, other noninterest expense increased $61,000, or 36.5% from $167,000 for the nine months ended March 31, 1997, to $228,000 for the nine months ended March
31, 1998.   The increase in other expenses was primarily due to expenses associated with the Company operating as a publicly owned stock institution.  In
addition, during the second quarter,   the Bank purchased an ATM  and incurred
operational expenses that it did not have during the nine months ended March 31, 1997.

Income Tax

          The provision for income taxes increased $23,000, from $82,000 for the quarter ended March 31, 1997, to $105,000 for the quarter ended March 31, 1998. The provision for income taxes increased $173,000, or 154.5%, from $112,000 for the nine months ended March 31, 1997, to $285,000 for the nine months ended March 31, 1998. The increases were due to increases in income for the periods.

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

Item 2    Changes in Securities
          Not applicable.

Item 3    Default upon Senior Securities
          Not applicable.

Item 4    Submission of Matters to a Vote of Security Holders
          None.

Item 5    Other Information
          None.

Item 6    Exhibits and Reports on Form 8-K

          (A) Exhibits;  Statement re: Computation of Per Share Earnings-
                  Exhibit 11  Financial Data Schedule--Exhibit 27

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



                                                   IFB Holdings, Inc.
                                                -------------------------------
                                                 (Registrant)



Dated April 29, 1998                            /s/ Earle S. Teegarden, Jr.
                                                -------------------------------
                                                Earle S. Teegarden, Jr.
                                                President and Chief Executive
                                                Officer
                                                (Duly Authorized Officer)



Dated April 29, 1998                            /s/ Sherri Williams
                                                -------------------------------
                                                Sherri Williams
                                                Chief Accounting Officer
                                                (Principal Financial Officer)