Form 10KSB40
period 1998-06-30
IFB HOLDINGS INC
filed 1998-09-28
CIK 1024135

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB


[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934
        For the fiscal year ended June 30, 1998

                                       or

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
        For the transition period from _________________ to ___________________

                         Commission file number 0-21687

                                   IFB HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                   Delaware                                         43-1760023
----------------------------------------   -------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer Identification No.)
 incorporation or organization)

522 Washington Street, Chillicothe, Missouri                                     64601
-------------------------------------------------------------------------------------------
  (Address of principal executive offices)                                   (Zip Code)

Registrant's telephone number, including area code:      (660) 646-3733
                                                       ----------------------------------------

          Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
                                      ----
          Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES    X      NO        .
                                        --------     -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form-10KSB. [X]

    The registrant's revenues for the fiscal year ended June 30, 1998 were $5.1 million.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the National Daily Quotation System Pink Sheets as of September 22, 1998, was $5.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of September 22, 1998, there were issued and outstanding 474,398 shares of the Registrant's Common Stock.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts II and III of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended June 30, 1998.

     Part III of Form 10-KSB - Proxy Statement for 1998 Annual Meeting of Stockholders.

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

The executive offices of the Company and the Bank are located at 522 Washington Street, Chillicothe, Missouri 64601. The telephone number at that address is
(660) 646-3733.

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

The Bank faces significant competition in attracting deposits and originating loans. This competition arises, with respect to originating loans , from mortgage bankers and to a lesser extent from commercial banks, savings institutions and credit unions, and with respect to attracting deposits, from securities firms and mutual funds and from other financial institutions in its market area. In Livingston, Caldwell and Daviess Counties, where the Bank's three offices are located, there are ten commercial banks, in addition to the Bank.

Lending Activities

General.   The Bank has emphasized and, subject to market conditions, will continue to emphasize the origination and purchase of one- to four-family residential mortgage loans. In recent years, subject to market conditions, the Bank has emphasized the origination and purchase of ARM loans and shorter-term fixed-rate residential mortgage loans. At June 30, 1998, the Bank's portfolio of one- to four-family residential mortgage loans totaled $25.6 million, or 72.0% of total loans. The Bank also originates loans secured by farm residences and combinations of farm residences and farm real estate. At June 30, 1998, the non-residential real estate portfolio (consisting principally of farm loans) totaled $2.2 million, or 6.3% of total loans, all of which were secured by properties located in the Bank's market area. The Bank's non-mortgage loans consist primarily of automobile loans, all of which are direct originations (i.e., not through a dealer), SBA-guaranteed loans and FHA-insured Title I home improvement loans.

Under OCC regulations, a national bank's loans-to-one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. At June 30, 1998, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $966,000. At June 30, 1998, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's largest lending relationship at June 30, 1998 was twelve loans to an individual borrower aggregating $904,183 and secured by one- to four- family residential rental properties. At June 30, 1998, these loans were performing in accordance with their terms.

Loan Portfolio Composition. Set forth below is data relating to the composition of the Bank's loan portfolio by type of loans as of the dates indicated.

                                                             At June 30,
                                   -------------------------------------------------------------
 .                                            1998               1997              1996
                                         ------------         --------           --------
                                      Amount     Percent    Amount   Percent   Amount   Percent
                                   ------------  --------  --------  --------  -------  --------
                                                         (Dollars in Thousands)
Real estate loans:
------------------
 One- to four-family.............      $25,633     72.04%  $23,386     77.35%  $22,798    79.49%
 MultiFamily (5 or more).........          589      1.65         -         -         -        -
 Non-residential real estate.....        2,237      6.29     1,729      5.72     1,955     6.81
 Commercial......................        1,828      5.14       471      1.56       369     1.29
                                       -------   -------   -------    ------   -------   ------
  Total real estate loans........       30,287     85.12    25,586     84.63    25,122    87.59
                                       -------   -------   -------    ------   -------   ------

Consumer and other loans:
-------------------------
 Automobile......................        2,447      6.88     1,669      5.52     1,365     4.76
 SBA guaranteed..................          952      2.68       971      3.21       982     3.42
 Home improvement-FHA............          936      2.63     1,202      3.98       437     1.52
 Savings account.................          468      1.31       395      1.30       341     1.19
 Other...........................          492      1.38       410      1.36       434     1.52
                                       -------   -------   -------    ------   -------   ------
  Total consumer and other loan..        5,295     14.88     4,647     15.37     3,559    12.41
                                       -------   -------   -------    ------   -------   ------

  Total loans....................       35,582    100.00%   30,233    100.00%   28,681   100.00%
                                                 =======              ======             ======

Less:
-----
 Loans in  process...............          (6)                 (1)                 (5)
 Deferred fees and origination costs         3                  15                  36
 Allowance for losses............        (324)               (285)               (283)
                                       -------             -------             -------
 Total loans receivable, net.....      $35,255             $29,962             $28,429
                                       =======             =======             =======


The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rates at the dates indicated.

                                                        At June 30,
                                 -----------------------------------------------------------
                                           1998              1997               1996
                                 ---------------------  -----------------  -----------------
                                   Amount     Percent   Amount   Percent   Amount   Percent
                                 -----------  --------  -------  --------  -------  --------
                                                     (Dollars in Thousands)

Fixed-Rate Loans:
-----------------
 Real estate:
 One- to four-family...........      $ 4,821    13.55%  $ 4,281    14.16%  $ 4,180    14.58%
 Multifamily (5 or more).......          589     1.66         -        -         -        -
 Commercial....................        1,132     3.18       438     1.45       369     1.28
 Non-residential...............          319      .89       212      .70       317     1.11
                                     -------   ------   -------   ------   -------   ------
  Total real estate loans......        6,861    19.28     4,931    16.31     4,866    16.97
 Consumer and other............        4,342    12.20     3,681    12.18     2,530     8.82
                                     -------   ------   -------   ------   -------   ------
  Total fixed-rate loans.......       11,203    31.48     8,612    28.49     7,396    25.79
                                     -------   ------   -------   ------   -------   ------

Adjustable-Rate Loans:
----------------------
 Real estate:
 One- to four-family...........       20,812    58.49    19,105    63.19    18,618    64.91
 Commercial....................          696     1.96        33      .11         -        -
 Non-residential...............        1,918     5.39     1,517     5.02     1,638     5.71
                                     -------   ------   -------   ------   -------   ------
  Total real estate loans......       23,426    65.84    20,655    68.32    20,256    70.62
 Consumer and other............          953     2.68       966     3.19     1,029     3.59
                                     -------   ------   -------   ------   -------   ------
  Total adjustable-rate loans..       24,379    68.52    21,621    71.51    21,285    74.21
                                     -------   ------   -------   ------   -------   ------
  Total loans..................       35,582   100.00%   30,233   100.00%   28,681   100.00%
                                               ======             ======             ======

Less:
-----
 Loans in process..............          (6)                (1)                (5)
 Deferred fees and
  origination costs............            3                 15                 36
 Allowance for loan losses.....        (324)              (285)              (283)
                                      ------            -------            -------
  Total loans receivable, net..      $35,255            $29,962            $28,429
                                     =======            =======            =======


One- to Four-Family Mortgage Loans. The Bank's primary lending activity is the origination for its portfolio of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank's market area. Loans are generated through the Bank's marketing efforts, its existing customers and referrals, real estate brokers, builders and local businesses. The Bank generally has limited its real estate loan originations to the financing of properties located within its market area, although it has from time to time in the past purchased loans secured by properties located outside of its market area. The average principal balance of the loans in the Bank's one- to four-family residential mortgage loan portfolio was approximately $37,200 at June 30, 1998. At June 30, 1998, the Bank had $25.6 million, or 72.0% of its total loan portfolio, invested in mortgage loans secured by one- to four-family residences.

The Bank originates fixed-rate residential one- to four-family loans with terms of up to 30 years. As of June 30, 1998, $4.8 million, or 13.6% of the Bank's loan portfolio, consisted of fixed-rate residential one-to four-family loans. The Bank's fixed-rate mortgage loans amortize monthly with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

The Bank also offers ARM loans for terms ranging up to 30 years. The Bank currently offers ARM loans that adjust every year, with interest rate adjustment limitations up to two percentage points per year and up to six percentage points over the life of the loan; however, a majority of the ARM loans in the Bank's portfolio have adjustment limitations of one percentage point per year and five percentage points over the life of the loan. Additionally, the Bank offers ARM loans that adjust annually after an initial lock-in term of three or five years has expired. In a rising interest rate environment, such rate limitations may prevent ARM loans from repricing to market interest rates, which would have an adverse effect on net interest income. The Bank has used different interest indices for ARM loans in the past, and currently uses the one year U.S. Treasury Index adjusted to a constant maturity, with margins of 275-350 basis points for agency conforming ARM loans. ARM loans secured by residential one- to four-
family real estate totaled                    $20.8 million, or 58.5% of the
Bank's total loan portfolio at June 30, 1998. The origination of fixed-rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, the Bank's interest rate gap position and loan products offered by the Bank's competitors. During fiscal year 1998, the Bank originated $2.7 million in fixed-rate residential mortgage loans and $3.9 million of ARM loans. During fiscal year 1997, the Bank originated $1.8 million of fixed-rate residential mortgage loans and $3.2 million of ARM loans. During fiscal year 1996, the Bank originated $2.1 million of fixed-rate residential mortgage loans and $3.1 million of ARM loans.

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

Non-Residential Real Estate Lending. The Bank originates loans secured by farm residences and combinations of farm residences and farm real estate. At June 30, 1998, the non-residential real estate portfolio totaled $2.2 million, or 6.3% of total loans, all of which were secured by properties located in the Bank's market area. The principal balance of such loans in the Bank's portfolio ranged from approximately $6,000 to $250,000 at June 30, 1998. Non-residential real estate mortgage loans are generally made for terms of 15 to 20 years.

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

Commercial Real Estate Lending. The Bank occasionally originates loans secured by commercial real estate. At June 30, 1998, $1.8 million, or 5.1%, of the Bank's loan portfolio consisted primarily of two commercial real estate loans, which represented a purchased participation in a commercial real estate loan secured by a nursing home located in St. Peters, Missouri, a suburb of St. Louis, and a purchased loan secured by Super 8 Motel located in Trenton, Missouri, approximately 30 miles north of the Bank's main office. At June 30, 1998, these loans were performing in accordance to their terms.

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

The primary component of the Bank's consumer loan portfolio consists of automobile loans secured by both new and used cars and light trucks. The Bank originates automobile loans on a direct basis, where the Bank extends credit directly to the borrower. The Bank's automobile loans generally have terms that do not exceed six years and carry a fixed-rate of interest. Generally loans on new vehicles are made in amounts up to 80% of cost and loans on used vehicles are made in amounts up to 90% of the vehicles' "Black Book" value, as published by the Hearst Business Media Corporation. Collision and comprehensive insurance coverage is required on all automobile loans.

The Bank also purchases FHA home improvement loans, which are fixed-rate with terms ranging from one to fifteen years. Principal and interest payments on such loans are 100% guaranteed to investors, such as the Bank, by the Department of Housing and Urban Development, a department of the United States Government. At June 30, 1998, the Bank's purchased FHA home improvement loan portfolio consisted of four FHA loan packages, with fixed rates ranging between 9.25%-10.25% in the aggregate amount of $936,000, representing 2.6% of the Bank's total loan portfolio.

The Bank also purchases adjustable rate loans guaranteed by the SBA, an independent agency of the Federal Government. Such loans are generally originated by financial institutions to small- and medium-sized businesses, with interest rates that adjust monthly or quarterly based on the prime rate. SBA-guaranteed loans generally have terms ranging from seven to 25 years depending on the use of the proceeds. The principal and interest on such loans is 90% insured by the Small Business Administration and the Bank has limited its purchases to the guaranteed portion of such loans. Such loans are generally sold at a premium to par value primarily due to the SBA's guarantee. As of June 30, 1998, the Bank's purchased SBA-guaranteed loan portfolio consisted of three loans in the aggregate amount of $952,000, representing 2.7% of the Bank's total loan portfolio.

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

Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At
June 30, 1998,   $10,000 in consumer loans were non-performing.  There can be no assurances, however, that delinquencies will not increase in the future.

Loan Maturity Schedule

The following schedule illustrates the contractual maturity and weighted average rates of the Bank's total loan portfolio at June 30, 1998. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of scheduled payments, possible prepayments or enforcement of due-on-sale clauses. The total amounts of loans due after June 30, 1999 that have predetermined interest rates is $11.2 million, and that have floating or adjustable rates is $24.4 million.

                                                                 Multifamily,
                                                                 Commercial &
                                  One- to Four Family     Nonresidential Real Estate    Consumer and Other          Total
                                 --------------------     --------------------------    ------------------     ----------------
                                             Weighted                Weighted                     Weighted             Weighted
                                              Average                 Average                      Average              Average
                                   Amount       Rate       Amount       Rate            Amount       Rate      Amount     Rate
                                   ------      -----       ------       ----            ------       ----      ------     ----
                                                             (Dollars in Thousands)
Due During Years Ending June 30,
--------------------------------
1999 (1).....................     $   551       7.60%     $  181        8.00%          $  842        9.04%    $ 1,574     8.42%
2000.........................         113       8.83          14        9.32              402        9.69         529     9.49
2001.........................         234       8.47           8        9.62              645        9.48         887     9.22
2002 to 2003.................         944       7.55          19       10.90            1,249        8.72       2,212     8.24
2004 to 2008.................       3,501       8.55       1,560        9.38            1,031        9.23       6,092     8.88
2009 to 2023.................      15,689       8.21       2,872        8.35            1,057        7.28      19,618     8.18
2024 and following...........       4,601       7.61           -           -               69        7.35       4,670     7.61
                                  -------                 ------                       ------                 -------
                                  $25,633       8.28%     $4,654        9.00           $5,295       10.17     $35,582     8.22%
                                  =======                 ======                       ======                 =======

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

While the Bank originates both adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For fiscal year 1998, the Bank originated $7.4 million in fixed-rate loans and $4.9 million in adjustable-rate loans.

In order to supplement local loan demand, the Bank also has purchased loans in the secondary mortgage market. These loans have consisted of one- to four-family residential mortgage loans secured by property located in the State of Missouri, although the Bank's purchased loan portfolio includes seasoned one- to four-family residential mortgage loans secured by collateral located outside Missouri. At June 30, 1998, $8.3 million, or 23.4%, of the Bank's total loan portfolio consisted of purchased one- to four-family residential mortgage loans. During the year ended June 30, 1998, the Bank purchased $2.7 million in one-to four-family residential mortgage loans, $600,000 in multifamily residential mortgage loans, and $1.4 million in commercial real estate loans, all of which were collateralized by properties located in the State of Missouri.

The Bank generally does not sell in the secondary mortgage market residential mortgage loans that it originates. In the years ended June 30, 1998 and 1997, the Bank did not sell any originated mortgage loans; in the year ended June 30, 1996, the Bank sold $80,000 in one- to four-family residential mortgage loans. The fixed rate residential one- to four-family mortgage loans originated by the Bank are generally underwritten in conformity with the criteria established by the FHLMC.

Set forth below is a table showing the Bank's loan originations, purchases, sales and repayments for the periods indicated.

                                                   Years Ended June 30,
                                                --------------------------
                                                  1998     1997     1996
                                                --------  -------  -------
                                                      (In Thousands)
Originations by Type:
---------------------
 Adjustable rate:
   Real estate - one- to four-family..........  $ 3,943   $3,172   $3,068
         - non-residential....................      798      119      516
   Non-real estate - consumer and commercial..      200      200        -
                                                -------   ------   ------
          Total adjustable-rate...............    4,941    3,491    3,584
                                                -------   ------   ------

 Fixed rate:
  Real estate - one- to four-family...........    2,683    1,848    2,144
        - non-residential.....................      161       65        -
         -commercial..........................      249       35        -
  Non-real estate - consumer and other........    4,331    2,755    3,440
                                                -------   ------   ------
     Total fixed-rate.........................    7,424    4,703    5,584
                                                -------   ------   ------
     Total loans originated...................   12,365    8,194    9,168
                                                -------   ------   ------

Purchases:
----------
 Real estate - one- to four-family............    2,707    1,655    2,292
        - multifamily (5 or more).............      600
        - commercial..........................    1,350        -
 Non-real estate - consumer...................               904
                                                -------   ------   ------
    Total loans purchased.....................    4,657    2,559    2,292
                                                -------   ------   ------

Sales and Repayments:
---------------------
 Real estate - one- to four-family............        -        -       80
                                                -------   ------   ------
     Total loans sold.........................        -        -       80
 Principal repayments.........................   11,609    9,198    9,086
                                                -------   ------   ------
      Total reductions........................   11,609    9,198    9,086
Increase (decrease) in other items, net.......      (65)      (3)     (11)
                                                -------   ------   ------
       Net increase (decrease)................  $ 5,348   $1,552   $2,283
                                                =======   ======   ======


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

With respect to consumer loans, a delinquent notice is sent requesting payment five days after the due date. If payment is not made by the 30th day after it is due, the Bank sends a right to cure letter by certified mail and by regular mail. If consumer loans are not resolved by 90 days, the account is put on non-accrual status and repossession and /or legal action is normally initiated.
Real estate loans of 60 days or more past due and consumer loans of 30 days or more past due are reported monthly to the Board of Directors. For both consumer loans and real estate loans, the Bank officer has authority to begin foreclosure and/or repossession procedures at any time he feels it necessary or advisable. At June 30, 1998, the percentage of total loans delinquent 90 days or more to total loans was 1.4% and the percentage of total loans delinquent 60 to 89 days to total loans was 0.5%.

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

Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair value, less estimated selling expenses. Any further write-down of real estate owned is charged against earnings. At June 30, 1998, the Bank had no property classified as real estate owned.

The following table sets forth information with respect to the Bank's delinquent loans at June 30, 1998.

                                                       Loans Delinquent For
                             --------------------------------------------------------------------
                                         60-89 Days                   90 Days and Over Loans              Total Delinquent
                               ------------------------------     -----------------------------     ------------------------------
                                                      Percent                           Percent                            Percent
                                                      of Loan                           of Loan                            of Loan
                               Number     Amount     Category     Number    Amount     Category     Number     Amount     Category
                               ------     ------     --------     -----     ------     --------     ------     ------     --------
                                                                      (Dollars in Thousands)
Real Estate:
   One- to four-family.....       5         160          .62%        3        203         .79%         8         363        1.41%
   Nonresidential real
    estate.................       -           -         -            2        141        6.30          2         141        6.30
   Consumer................       3           2          .04         6         10         .19          9          12         .23
   Home Improvement-FHA....       -           -         -            9        141         .15          9         141         .15
                                  -        ----                     --       ----                     --        ----
      Total................       8        $162          .46%       20       $495        1.39%        28        $657        1.85%
                                  =        ====                     ==       ====                     ==        ====


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

                                                          At June 30,
                                                  --------------------------
                                                  1998       1997       1996
                                                  ----       ----       ----
                                                        (In thousands)
Non-accruing loans:
   One- to four-family                            $203       $ 57       $ 25
   Nonresidential real estate...................   141        146         93
   Consumer.....................................    10         21         10
   Home Improvement-FHA.........................   141          -          -
                                                  ----       ----       ----
     Total.....................................   $495       $224       $128
                                                  ====       ====       ====
Total non-accruing loans as a percentage to
 total assets...................................   .65%       .37%       .24%
                                                  ====       ====       ====


For the year ended June 30, 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $52,154. The amount that was included in interest income on such loans was $33,101 for the year ended June 30, 1998.


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

On the basis of management's review of its assets, at June 30, 1998, the Bank had classified a total of $228,000 of its loans and other assets as follows:

                                                       At June 30,
                                     --------------------------------------------
                                                      (In Thousands)

                                         1998            1997            1996
                                         ----            ----            ----
          Special Mention..........      $  -            $  -            $  -
          Substandard..............       223             210             378
          Doubtful.................         1              16               -
          Loss.....................         4               2               4
                                         ----            ----            ----
             Total.................      $228            $228            $382
                                         ====            ====            ====
          General loss allowance...      $324            $285            $279
                                         ====            ====            ====
          Specific loss allowance..      $  -            $  -            $  4
                                         ====            ====            ====
          Charge-offs                    $ 53            $  3            $  8
                                         ====            ====            ====

Other Loans of Concern. In addition to the non-performing loans set forth in the tables above, as of June 30, 1998, there were no loans classified by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value minus estimated cost to sell. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 1998, the Bank had no properties that were acquired through foreclosure.

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At June 30, 1998, the bank had a total allowance for loan losses of $324,000, representing 65.5% of total non-performing loans and .92% of the Bank's loans receivable, net.

The following table sets forth the allocation for loan losses by category at the dates indicated:

                                                                          At June 30,
                                 ---------------------------------------------------------------------------------------------------
                                               1998                              1997                               1996
                                 -------------------------------   -------------------------------   -------------------------------
                                                         Percent                           Percent                           Percent
                                                        of Loans                          of Loans                          Of Loans
                                               Loan      in Each                 Loan      in Each                Loan       in Each
                                 Amount of   Amounts    Category   Amount of   Amounts    Category   Amount of   Amounts    Category
                                 Loan Loss      by      to Total   Loan Loss      by      to Total   Loan Loss     by       to total
                                 Allowance   Category     Loans    Allowance   Category     Loans    Allowance   Category     Loans
                                 ---------   --------   --------   ---------   --------   --------   ---------   --------   --------
                                                                  (Dollars in Thousands)
One- to four-family............    $271       $25,633     72.04%        $236    $23,386      77.35%       $225    $22,798     79.49%
Multifamily (5 or more)........       -           589      1.65            -          -          -           -          -         -
Commercial real estate ........       -         1,828      5.14            -        471       1.56           -        369      1.29
Non-residential real estate ...      14         2,237      6.29           15      1,729       5.72          19      1,955      6.81
Consumer and other.............      39         5,295     14.88           34      4,647      15.37          39      3,559     12.41
                                   ----       -------    ------         ----    -------     ------        ----    -------    ------
 Total.........................    $324       $35,582    100.00%        $285    $30,233     100.00%       $283    $28,681    100.00%
                                   ====       =======    ======         ====    =======     ======        ====    =======    ======

The following table sets forth information with respect to the Bank's allowance for loan losses for the periods indicated.

                                                             As of June 30,
                                                       --------------------------
                                                       1998       1997       1996
                                                       ----       ----       ----
                                                          (Dollars in Thousands)
Balance at beginning of period                        $285       $283      $ 81
                                                      ----       ----      ----
Charge-offs:
 Consumer and other............................        (65)        (3)      (11)
Recoveries:....................................
 Consumer and other............................         13          5         3
                                                      ----       ----      ----
Net charge-offs................................        (53)         2        (8)
Additions charged to operations................         91          -       210
                                                      ----       ----      ----
Balance at end of period.......................       $324       $285      $283
                                                      ====       ====      ====
Ratio of net charge-offs during the period to
 average loans outstanding during the period...       .15%      (.01%)     .03%
                                                      ====     ======      ====
Ratio of net charge-offs during the period to
 average non-performing assets.................    (18.34%)    (1.13%)    9.51%
                                                  ========    =======     =====



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

Mortgage-backed Securities. The Bank purchases mortgage-backed securities primarily to supplement its lending activities, to generate positive interest rate spreads on large principal balances with minimal administrative expense, to lower the credit risk of the Bank as a result of the guarantees provided by FHLMC, FNMA and GNMA and to generally assist in managing the interest rate risk of the Bank. The Bank has invested primarily in federal agency securities, principally FHLMC, FNMA, and GNMA obligations. In addition, the Bank invests in collateralized mortgage obligations ("CMOs") and participations in Small Business Administration pools. Included in the Bank's mortgage-backed securities portfolio are real estate mortgage investment conduits which mature in 2007 through 2027 and have adjusting interest rates based on a variety of interest rate indices. At June 30, 1998, the Bank's investment in mortgage-backed securities totaled $29.5 million, or 38.7% of its total assets. At June 30, 1998, all of the Bank's mortgage-backed securities were classified as available-for-sale. The portfolio had coupon rates ranging from 5% to 8.565% and had a weighted average rate of 6.65% at June 30, 1998.

On November 15, 1995, the FASB issued a FASB Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." The Special Report allows for a "one-time reclassification" of securities as of a single date between November 15, 1995 and December 31, 1995. In December 1995, the Bank reclassified approximately $8.1 million of mortgage-backed securities from the held to maturity classification to the available for sale classification. The estimated fair value of the Bank's mortgage-backed securities available for sale at June 30, 1998, was $29.5 million.

The FHLMC, FNMA and GNMA certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, single-family residential mortgages issued by these government-sponsored entities. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed rate or adjustable rate, as well as prepayment risk, are passed on to the certificate holder. FHLMC provides the certificate holder a guarantee of timely payments of interest and ultimate collection of principal, whether or not they have been collected. GNMA's guarantee to the holder of timely payments of principal and interest is backed by the full faith and credit of the United States Government. FNMA is a private corporation chartered by Congress which guarantees the timely payment of principal and interest on FNMA securities, which are indirect obligations of the United States Government. At June 30, 1998, $10.2 million of the Bank's CMOs and REMICs were guaranteed by FNMA or FHLMC, and the remaining $524,000 of CMOs and REMICs were guaranteed by private mortgage insurance companies.

Collateralized mortgage obligations include real estate mortgage investment conduits, and are securities created by segregating or partitioning cash flows from mortgage pass-through securities or from pools of mortgage loans. CMOs provide a broad range of mortgage investment vehicles by tailoring cash flows from mortgages to meet the varied risk and return preferences of investors.
CMOs are typically issued by a special purpose entity that may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. REMICs may be sponsored by private issuers, such as mortgage bankers or money center banks, or by U.S. Government agencies and government-sponsored entities. At June 30, 1998, the Bank's portfolio of REMICs included an investment in the Huntington Residential Mortgage Trust, which consists of a pool of fixed-rate mortgage loans. At June 30, 1998, the aggregate book value and aggregate market value of the Bank's investment in this security was $340,429. CMOs are collateralized by mortgage loans or mortgage-backed securities that are transferred to the CMO trust or pool by a sponsor. The issue is structured so that collections from underlying collateral provide a cash flow to make principal and interest payment on the obligation, or "tranches," of the issuer. The Bank's investment in CMOs is in the fixed rate classes with scheduled repayments and weighted average lives ranging up to five years at the time of purchase, and in the floating rate classes which reset monthly based on the applicable index.

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

Of the Bank's $29.5 million mortgage-backed securities portfolio at June 30, 1998, substantially all had contractual maturities over six years. The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally are the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank's mortgage-backed securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) prorata by all securities holders, the cash flow from the mortgages or mortgage-backed securities underlying REMICs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of REMICs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

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


                                                                                       Years Ended June 30,
                                                                                 ------------------------------
                                                                                 1998         1997         1996
                                                                                 ----         ----         ----
                                                                                         (In thousands)
Purchases:
---------
 Adjustable-rate mortgage-backed securities (1).........................      $ 6,985       $  726       $1,311
 Mortgage related securities:
   CMO/REMIC-adjustable-rate............................................        9,025        2,367        2,395
   SBA pools-adjustable-rate............................................        2,191        3,166        5,013
   SBA pools-fixed-rate.................................................            -            -          645
                                                                              -------       ------       ------
     Total purchases....................................................       18,201        6,259        9.364

Sales:
-----
 Adjustable-rate mortgage-backed securities (1).........................          489        1,336        1,177
 Mortgage related securities:
   CMO/REMIC-adjustable-rate............................................          970          500          302
   SBA pools-adjustable-rate............................................            -            -          754
                                                                              -------       ------       ------
     Total sales........................................................        1,459        1,836        2,233

Principal Repayments:
--------------------
 Adjustable-rate mortgage-backed securities (1).........................        2,152        1,428        2,360
 Mortgage related securities:
   CMO/REMIC-adjustable-rate............................................        1,949          282          159
   CMO/REMIC-fixed-rate.................................................            -            7           63
   SBA pools-adjustable-rate............................................        1,692        1,104          258
   SBA pools-fixed-rate.................................................          168          180           52
                                                                              -------       ------       ------
     Total principal repayments.........................................        5,961        3,001        2,892

Increase (decrease) in other items, net.................................          212          108           29
                                                                              -------       ------       ------
 Net increase (decrease)................................................      $10,993       $1,530       $4,268
 ........................................................................      =======       ======       ======

------------------------------------------
(1)   Consists of pass-through securities.

The following table sets forth the composition of the Bank's mortgage-backed securities portfolio at the date indicated.


                                                           At June 30,
                                   -------------------------------------------------------------
                                         1998                  1997                   1996
                                   ---------------        ---------------        ---------------
                                    Book     % of          Book     % of          Book     % of
                                    Value   Total          Value   Total          Value   Total
                                   -------  ------        -------  ------        -------  ------
                                                       (Dollars in Thousands)
Mortgage-backed securities
 held-to-maturity: (1)
 GNMA.......................       $     -       -%       $     -       -%       $     -       -%
 FNMA.......................             -       -
 FHLMC......................             -       -              -       -              -       -
 CMOs/REMICs................             -       -              -       -              -       -


Mortgage-backed securities
 available for sale:
 GNMA.......................         2,842    9.64%         1,220    6.59%         1,163    6.85%
 FNMA.......................         5,626   19.08          3,183   17.20          4,542   26.76
 FHLMC......................         1,756    5.95          1,520    8.22          2,240   13.20
 CMOs/REMICs................        10,733   36.39          4,596   24.84          2,982   17.57
 SBA pools..................         8,282   28.08          7,786   42.09          5,846   34.45
                                   -------  ------        -------  ------        -------  ------
                                    29,239   99.14%        18,305   98.94%        16,773   98.83%

Unamortized premium
 (discounts), net...........           256     .86            196    1.06            198    1.17
                                   -------  ------        -------  ------        -------  ------
  Total.....................       $29,495  100.00%       $18,501  100.00%       $16,971  100.00%
                                   =======  ======        =======  ======        =======  ======

--------------------------
(1)  By June 30, 1996, pursuant to SFAS No. 115, the Bank had classified all of its mortgage-backed securities as available for sale.

Other Investments. At June 30, 1998, the Bank's investment securities other than mortgage-backed securities consisted of federal agency obligations, municipal bonds, FHLB stock and other FHLB interest-earning assets, FRB stock, FNMA & FHLMC Preferred Stock, Merrill Lynch stock and interest-earning deposits with other financial institutions. In addition, in recent years, the Bank has also invested in certain mutual funds whose assets conform to the investments that a national bank is otherwise authorized to make directly. The Bank's investments in mutual funds includes an investment in the Federated United States Government Securities Fund. As of June 30, 1998, the aggregate book value and aggregate market value of the Bank's investment in this mutual fund was $383,000.

OCC regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 10% of the Bank's unimpaired capital and surplus. At June 30, 1998, the Bank was in compliance with this regulation.

The following table sets forth the composition of the Company's investment securities, net of premiums and discounts, at the dates indicated.


                                                                      At June 30,
                                            ------------------------------------------------------------
                                                  1998                 1997                 1996
                                            -----------------     ----------------     -----------------
                                             Book       % of      Book       % of      Book       % of
                                             Value      Total     Value      Total     Value      Total
                                            ------     ------    ------     ------    ------     ------
                                                                (Dollars in Thousands)
Investment securities held to maturity:
 Federal agency obligations................  $    -           -%  $  496        6.31%  $    -           -%
 Municipal bonds...........................     245        3.61      215        2.73      215        5.11
 Bankers Acceptances.......................       -           -      998       12.69        -           -
 US Treasury Notes.........................       -           -      500        6.36        -           -
                                             ------      ------   ------      ------   ------      ------
     Subtotal..............................     245        3.61    2,209       28.09   $  215        5.11
Investment securities available for sale:
FHLB Zero Coupon Bond......................     573        8.43       93        1.18
Federal agency obligations.................     599        8.82    1,575       20.02      962       22.89
                                             ------      ------   ------      ------   ------      ------
     Subtotal..............................   1,417       20.86    3,877       49.29    1,177       28.00
Equity securities:
 FHLB stock................................   1,554       22.87      814       10.35      724       17.23
 FRB stock.................................      83        1.22       83        1.06        -           -
 Mutual funds..............................   1,491       21.95    1,395       17.72    1,308       31.12
 FNMA preferred stock......................   1,045       15.38    1,034       13.15      994       23.65
 FHLMC preferred stock.....................     689       10.14      663        8.43        -           -
 Merrill Lynch Preferred stock.............     515        7.58        -           -        -           -
                                             ------      ------   ------      ------   ------      ------
   Total debt and equity securities........  $6,794      100.00%  $7,866      100.00%  $4,203      100.00%
Average remaining life of
 debt securities...........................          9.92 YEARS           3.74 YEARS           6.68 YEARS

Other interest-earning assets:
 Interest-earning deposits.................  $2,995      100.00%  $2,422      100.00%  $1,609      100.00%
 Certificates of deposit...................       -           -        -           -        -           -
                                             ------      ------   ------               ------      ------
    Total..................................  $2,995      100.00%  $2,422      100.00%  $1,609      100.00%
                                             ======      ======   ======      ======   ======      ======


Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Company's debt securities at June 30, 1998.

                                                 At June 30, 1998
                               ----------------------------------------------------
                               Less than      1 to 5        5 to 10          Over
                                 1 Year        Years         Years         10 Years      Total Investment Securities
                               ---------     ---------     ---------      ---------      ---------------------------
                                  Book         Book          Book           Book            Book         Market
                                 Value         Value         Value          Value          Value          Value
                               ---------     ---------     ---------      ---------      ---------      ---------
                                                                    (Dollars in Thousands)

Municipal securities.........      $ 215       $   -        $    -        $    30        $   245        $   245
Federal agency obligations...          -         499           100              -            599            600
Mortgage-backed securities...          -           -         2,543         26,951         29,494         29,494
Banker's acceptance..........          -           -             -              -              -              -
US Treasury..................          -           -             -              -              -              -
FHLB zero coupon bond........          -           -             -            573            573            573
                               ---------      ------        ------        -------        -------        -------
Total investment securities..      $ 215       $ 499        $2,643        $27,554        $30,911        $30,912
                               =========      ======        ======        =======        =======        =======
Weighted average yield.......       5.84%       6.18%         7.23%          6.06%          6.33%          6.33%

Sources of Funds

General. The Bank's primary sources of funds are deposits, receipt of principal and interest on loans and securities, FHLB advances, and other funds provided from operations.

FHLB advances are used to support lending activities and to assist in the Bank's asset/liability management strategy. Typically, the Bank does not use other forms of borrowings. At June 30, 1998, the Bank had $31.1 million in FHLB advances.

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

The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest-rate conscious. The Bank endeavors to manage the pricing of its deposits in keeping with its profitability objectives giving consideration to its asset/liability management. Notwithstanding the foregoing, a significant percentage of the Bank's deposits are for terms of less than one year. At June 30, 1998, $13.9 million, or 64.5% of the Bank's certificates of deposit were in certificates of deposit with terms of 12 months or less. The Bank believes that upon maturity most of these deposits will remain at the Bank. The ability of the Bank to attract and maintain savings accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

Savings Portfolio

The following table sets forth the dollar amount of savings deposits with various types of deposit programs offered by the Bank at the periods indicated.

                                                                    At June 30,
                                              ------------------------------------------------------
                                                    1998               1997              1996
                                              ----------------   ----------------   ----------------
                                              Amount   Percent   Amount   Percent   Amount   Percent
                                              ------   -------   ------   -------   ------   -------
Transaction Accounts and Savings Deposits:
-----------------------------------------

Savings deposits............................  $ 2,572     7.28%  $ 2,526     7.21   $ 2,607     7.32%
Demand and NOW deposits.....................    4,295    12.16     4,165    11.89     3,824    10.74
Money market deposit accounts...............    6,830    19.33     6,982    19.92     7,301    20.51
                                              -------   ------   -------   ------   -------   ------

Total non-certificate accounts..............   13,697    38.77    13,673    39.02    13,732    38.57
                                              -------   ------   -------   ------   -------   ------
Certificates:
------------

0.00 - 3.99%................................        -        -         8      .02        39      .11
4.00 - 5.99%................................   18,558    52.52    17,252    49.23    16,839    47.30
6.00 - 7.99%................................    2,966     8.39     4,014    11.45     4,554    12.79
8.00 - 9.99%................................       34      .10        33      .10       331      .93
                                              -------   ------   -------   ------   -------   ------
Total certificates..........................   21,558    61.01    21,307    60.80    21,763    61.13
                                              -------   ------   -------   ------   -------   ------
Accrued interest............................       79      .22        64      .18       103      .30
                                              -------   ------   -------   ------   -------   ------
Total deposits..............................  $35,334   100.00%  $35,044   100.00%  $35,598   100.00%
                                              =======   ======   =======   ======   =======   ======

Deposit Activity

The following table sets forth the deposit activities of the Bank for the periods indicated:


                                      Years Ended June 30,
                                   --------------------------
                                   1998       1997       1996
                                   ----       ----       ----
                                         (In thousands)


Opening balance..............  $ 34,980   $ 35,495   $ 35,210
Deposits.....................    76,064     81,054     72,437
Withdrawals..................   (76,937)   (82,781)   (73,237)
Interest Credited............     1,148      1,212      1,085
                               --------   --------   --------

Ending balance...............  $ 35,255   $ 34,980   $ 35,495
                               ========   ========   ========

Net increase (decrease)......  $    275   $   (515)  $    285
                               ========   ========   ========

Percent increase (decrease)..       .79%     (1.45)%      .81%
                               ========   ========   ========


Time Deposit Maturity Schedule

The following table shows weighted average rate and maturity information for the Bank's certificates of deposit as of June 30, 1998.




         Certificate accounts maturing in              Weighted
         --------------------------------     Total    Average   Percent of
         quarter ending:                     Balance    Rate        Total
         --------------                      -------  ---------  -----------
                                             (Dollars in Thousands)

         September 30, 1998..............  $ 5,584      5.41%       25.92%
         December 31, 1998...............    4,397      5.47        20.40
         March 31, 1999..................    1,988      5.43         9.22
         June 30, 1999...................    1,932      5.59         8.96
         September 30, 1999..............      821      5.63         3.81
         December 31, 1999...............    1,124      5.91         5.22
         March 31, 2000..................    1,073      5.89         4.98
         June 30, 2000...................    1,380      6.00         6.40
         September 30, 2000..............      682      5.66         3.16
         December 31, 2000...............      660      5.94         3.06
         March 31, 2001..................      485      5.89         2.25
         June 30, 2001...................      455      5.85         2.11
         Thereafter......................      977      5.71         4.51
                                           -------                 ------
            Total........................  $21,558      5.59       100.00%
                                           =======                 ======

The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1998.


                                                                        Maturity
                                                   -----------------------------------------------
                                                   3 Months     Over 3 to 6  Over 6 to 12  Over 12
                                                   or less         Months       Months     Months     Total
                                                   -------         ------       ------     ------     -----
                                                                   (Dollars in Thousands)
Certificates of deposit less
  than $100,000................................      $5,108      $4,048      $3,401       $6,981     $19,538
Certificates of deposit of
  $100,000 or more.............................         806         214         357          544       1,921
Public Funds (1)...............................          22          77           -            -          99
                                                     ------      ------      ------       ------     -------
  Total certificates of deposit................      $5,936      $4,339      $3,758       $7,525     $21,558
                                                     ======      ======      ======       ======     =======

----------------------------------
(1) Deposits from governmental and other public entities.



Borrowings. Investors Federal's borrowings historically have consisted of advances from the FHLB of Des Moines. Such advances may be made pursuant to different credit programs, each of which has its own interest rate and range of maturities. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory collateral requirements. At June 30, 1998, the Bank had $31.1 million in advances from the FHLB with maturities from July 1998 to May 2013, which included a daily line of credit from the FHLB of $2.5 million. The line of credit's interest rate is based upon the FHLB's average Fed Funds rate plus 20 basis points, and adjusts daily. As of June 30, 1998, the interest rate on the line of credit was 6.4% and the Bank had a line of credit available of $3 million. The Bank has the ability to purchase additional capital stock from the FHLB.

For the years ended June 30, 1998, 1997, and 1996, the Bank had maximum balances of FHLB advances of $31.1 million, $16.3 million, and $14.5 million, respectively. The average balances of such advances for such periods were $22.2 million, $12.8 million, and $11.1 million for the years ended June 30, 1998, 1997, and 1996, respectively. For such periods, the Bank did not have any other borrowings or any securities sold under agreements to repurchase. At June 30, 1998, 1997, and 1996, the Bank's balance of FHLB advances was $31.1 million, $16.3 million, and $13.5 million, respectively, and the weighted average interest rate of such advances was 5.86%, 6.25%, and 6.19%, respectively.

Employees

At June 30, 1998, the Bank had 16 full-time and 8 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Service Corporation Activities

The Bank is able to invest unlimited amounts in subsidiaries that are engaged in activities in which the parent bank may engage. In addition, a national bank may invest limited amounts in subsidiaries that provide banking services, such as data processing, to other financial institutions. At June 30, 1998, Investors Federal had one subsidiary, Investors Federal Service Corporation, a Missouri corporation, which was established in June 1992 for the primary purpose of offering credit life, health and accident insurance to its customers. The Bank is now offering such products directly and the subsidiary is largely inactive.

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

In September 1996, Congress enacted legislation to recapitalize the SAIF by a one-time assessment on SAIF-insured deposits held as of March 31, 1996. The assessment was 65.7 basis points per $100 in deposits, payable on November 30, 1996. For the Bank, the assessment amounted to $226,000, based on the Bank's deposits held as of March 31, 1995. In addition, beginning January 1, 1998, pursuant to the legislation, interest payments on FICO bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation will be paid jointly by BIF-insured institutions and SAIF-insured institutions. The FICA assessment is 1.29 basis points per $100 in BIF deposits and 6.44 basis points per $100 in SAIF deposits. Beginning January 1, 2000, the FICO interest payments will be paid pro-rata by banks and thrifts based on deposits (approximately 2.4 basis points per $100 in deposits).

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

Additionally, as of June 1, 1998, the federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opts out of the Act by adopting a law after the date of enactment of the Act and prior to June 1, 1998 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

The Act authorizes the OCC and FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. The Act also requires the appropriate federal banking agencies to prescribe regulations by June 1, 1998 which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations must include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.

Dividends. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized." See-"-Regulatory Capital Requirements."

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

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1998, the Bank was in compliance with these reserve requirements.
The Bank is a member of the Federal Reserve System and owns stock in the FRB of Kansas City in an amount equal to 3% of the Bank's paid in capital and surplus (an additional 3% will be subject to call by the FRB of Kansas City).

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 1998, the Bank had $1.6 million (at cost) of FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 7.22% and were 6.88% for fiscal 1998. For the fiscal year ended June 30, 1998, dividends paid by the FHLB of Des Moines to the Bank totaled approximately $79,000, which constitutes a $25,000 increase over the amount of dividends received in fiscal year 1997. No assurance can be given that such dividends will continue in the future at such levels. The Bank currently intends to remain a member of the FHLB of Des Moines.

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

Item 2.  Description of Properties
         -------------------------

         The Bank conducts its business through its main office, located in Chillicothe, Missouri and two branch offices, one located in Hamilton and one located in Gallatin, Missouri. The following table sets forth information relating to the Bank's offices as of June 30, 1998. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at June 30, 1998 was $417,000.



                                                      Total
                                                   Approximate   Net Book Value
                                          Date        Square   of Real Estate at
             Location                   Acquired     Footage     June 30, 1998
----------------------------            --------     -------     ---------------


Main Office:                              1966        3,910         $235,000
522 Washington Street
Chillicothe, Missouri 64601

Branch Offices:                          Leased        660              -
400 North Main                         (month-to-
Gallatin, Missouri 64640                 month)

304 North Davis                           1975        1,458         $ 17,000
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


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1998.

                                    PART II



Item 5.  Market for the Registrant's Common Stock and Related Security Holder
         --------------------------------------------------------------------
Matters
-------

         Page 46 of the attached 1998 Annual Report to Shareholders is herein incorporated by reference.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

         Pages 5 to 14 of the attached 1998 Annual Report to Shareholders are herein incorporated by reference.


Item 7.  Financial Statements
         --------------------

         Pages 15 to 45 of the attached 1998 Annual Report to Shareholders are herein incorporated by reference.

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

                                   PART III

Item 9.  Directors and Executive Officers of the Registrant
         --------------------------------------------------

       Information concerning Directors of the Registrant is incorporated herein by reference from the company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on November 17, 1998.

       There are no executive officers who are not also directors.

Item 10. Executive Compensation
         ----------------------

       Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual
Meeting of Shareholders scheduled to be held on November 17, 1998.


Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

       Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on November 17, 1998.

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

       Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on November 17, 1998.

                                    PART IV

Item 13. Exhibits List and Reports on Form 8-K
         -------------------------------------

       (a)(1) Financial Statements:

       The following information appearing in the Registrant's Annual Report to Shareholders for the year ended June 30, 1998, is incorporated by reference in this Form 10-KSB Annual Report as Exhibit 13.

                                                                         Page in
                                                                         Annual
                                                                         Report
                                                                         -------
       Annual Report Section
       ---------------------

Report of Independent Auditors..........................................    14

Consolidated Statements of Financial Condition at June 30, 1998 and
 1997...................................................................    15

Consolidated Statements of Income for the Years ended June 30, 1998,
 1997 and 1996..........................................................    16

Consolidated Statements of Stockholder's Equity for the Years ended
 June 30, 1998, 1997 and 1996...........................................    17

Consolidated Statements of Cash Flows for the Years ended June 30,
 1998, 1997 and 1996....................................................    18

Notes to Consolidated Financial Statements..............................    21


       (a)(2) Financial Statement Schedules:

       All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

       (a)(3) Exhibits:




                                                                  Reference to
          Regulation                                             Prior Filing or
          S-B Exhibit                                            Exhibit Number
             Number                   Document                   Attached Hereto
             ------       -----------------------------------    ---------------

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

               3          Certificate of Incorporation and
                          Bylaws                                        *

               4          Instruments defining the rights of
                          security holders, including debentures        *


               9          Voting trust agreement                      None

              10.1        Employment Agreement with Earle S.
                          Teegarden, Jr.                                *

           10.2              Employment Agreement with Larry
                             R. Johnson                                 *

           10.3              Employee Stock Ownership Plan              *

           10.4              Profit Sharing Plan                        *

           10.5              Stock Option and Incentive Plan           10.5

           10.6              Recognition and Retention Plan            10.6

            11               Statement re: computation of per
                             share earnings                            None

            13               Annual Report to Shareholders              13

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

--------------------------

     *Filed on October 7, 1996 as exhibits to the Registrant's Form S-1 registration statement (Registration No. 333-13495), pursuant to the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.


     (b) Reports on Form 8-K:
      ----------------------

     No current reports on Form 8-K were filed by the Company during the three months ended June 30, 1998.

                                  SIGNATURES
                                  ----------


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       IFB HOLDINGS, INC.


Date: September 22, 1998               By: /s/ Earle S. Teegarden, Jr.
                                           Earle S. Teegarden, Jr
                                           (Duly Authorized Representative)


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Earle S. Teegarden, Jr.                    By: /s/ Larry R.Johnson
    --------------------------------------------       ------------------------------------
        Earle S. Teegarden, Jr, President              Larry R. Johnson, Senior
        Chief Executive Officer, Chief Financial       Executive Vice-President,
         Officer  and Director                         Cashier and Secretary,and Director


Date: September 22, 1998                           Date: September 22, 1998

By: /s/ Mark D. Buntin                             By: /s/ J. Michael Palmer
    --------------------------------------------       ------------------------------------
        Mark D. Buntin                                 J. Michael Palmer, Director
        (Principal Accounting Officer)

Date: September 22, 1998                           Date: September 22, 1998

By: /s/ Robert T. Fairweather                      By: /s/ Armand J. Peterson
    --------------------------------------------       ------------------------------------
        Robert T. Fairweather, Director                Armand J. Peterson, Director

Date: September 22, 1998                           Date: September 22, 1998

By: /s/ Edward P. Milbank
    --------------------------------------------
        Edward P. Milbank, Director

Date: September 22, 1998

                                       34