Form 10QSB
period 1998-09-30
IFB HOLDINGS INC
filed 1998-11-16
CIK 1024135

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                ----------------

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended September 30, 1998

                          OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________  to ______________

                        Commission File Number 0-21687


                              IFB HOLDINGS, INC.
------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


          Delaware                                           43-1760023
------------------------------                         ----------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                    Identification Number)

522 Washington Street, Chillicothe, Missouri                      64601
--------------------------------------------                 ----------
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

    Yes (x)      No ( )

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.



Class                                  Outstanding at September 30, 1998
-----------------------------          ---------------------------------
Common stock, $01 par value                          474,398

                              IFB HOLDINGS, INC.
                                  FORM 10-QSB


                                     Index


PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1         Financial Statements                                                                      Page
                                                                                                         ----
               Consolidated Statements of Financial Condition as of September 30,
               1998 (Unaudited) and June 30, 1998......................................................     2

               Consolidated Statements of Income for the Three Months
               ended September 30, 1998 and 1997 (Unaudited)...........................................     3

               Consolidated Statements of Comprehensive Income for
               the Three Months ended September 30, 1998 and 1997 (Unaudited)..........................     4

                        Consolidated Statements of Changes in Stockholders' Equity
               for the Three Months ended September 30, 1998 (unaudited)...............................     5

               Consolidated Statements of Cash Flows for the Three Months
               ended September 30, 1998 and 1997 (Unaudited)...........................................     6

               Notes to Unaudited Consolidated Financial Statements....................................     8

Item 2         Management's Discussion and Analysis of Financial Condition
               and Results of Operations...............................................................    11



PART II.  OTHER INFORMATION
---------------------------

Item 1         Legal Proceedings.......................................................................    17

Item 2         Changes in Securities...................................................................    17

Item 3         Default upon Senior Securities..........................................................    17

Item 4         Submission of Matters to a Vote of Security Holders.....................................    17

Item 5         Other Information.......................................................................    17

Item 6         Exhibits and Reports on Form 8-K........................................................    17

Signature Page.........................................................................................    18

                       IFB HOLDINGS, INC. AND SUBSIDIARY
                Consolidated Statements of Financial Condition


                                                                                         At              At
                                                                                    September 30,      June 30,
                                                                                        1998             1998
                                                                                     ----------       ----------
                                                                                              (Unaudited)
                                                                                             (In Thousands)
                   ASSETS

Cash on hand and noninterest-earning deposits                                        $      587       $      546
Interest-earning deposits in other institutions                                           2,162            2,995
Investment securities:
 Securities available-for-sale at fair value                                              7,986            4,911
 Securities held-to-maturity at amortized cost                                              245              245
Mortgage-backed and related securities
 available-for-sale, at fair value                                                       27,146           29,495
Loans receivable, net                                                                    35,159           35,255
Accrued interest receivable                                                                 670              623
Investment required by law:
 FHLB and FRB stock, at cost                                                              1,770            1,638
Premises and equipment                                                                      403              417
Other assets                                                                                 53               53
                                                                                     ----------       ----------
       Total assets                                                                  $   76,181       $   76,178
                                                                                     ==========       ==========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                             $   34,472       $   35,255
Federal Home Loan Bank advances                                                          33,723           31,075
Advances from borrowers for taxes and insurance                                              43               28
Income taxes payable                                                                        186              214
Accrued expenses and other liabilities                                                      187              294
                                                                                     ----------       ----------

       Total liabilities                                                                 68,611           66,866
                                                                                     ----------       ----------

Preferred stock, $.01 par value;
 authorized 100,000 shares; none outstanding                                                  -                -
Common stock, $.01 par value; authorized 900,000
 shares, issued 592,523 shares at September 30, 1998
 and at June 30, 1998                                                                         6                6
Additional paid-in capital                                                                5,560            5,554
Retained earnings, substantially restricted                                               4,074            3,992
Less:
 Common stock acquired by the ESOP                                                         (356)            (374)
 Treasury stock, 118,125 shares at September 30, 1998                                    (1,817)               -
   and 0 at June 30, 1998, at cost
 Unrealized gain (loss) on securities available-for-sale,
   net of applicable deferred income taxes                                                  103              134
                                                                                     ----------       ----------
       Total stockholders' equity                                                         7,570            9,312
                                                                                     ----------       ----------
       Total liabilities and stockholders' equity                                    $   76,181       $   76,178
                                                                                     ==========       ==========

     See accompanying Notes to Unaudited Consolidated Financial Statements

                              IFB HOLDINGS, INC.
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                      Three Months Ended
                                                                        September 30,
                                                                      1998          1997
                                                                      ----          ----
                                                                        (In thousands
                                                                      except share data)
Interest income:
 Loans receivable                                            $         733          $   645
 Investment securities                                                 113              109
 Mortgage-backed and related securities                                451              341
 Other interest-earning assets                                          20               12
                                                                     -----            -----
    Total interest income                                            1,317            1,107
                                                                     -----            -----
Interest expense:
 Deposits                                                              401              398
 FHLB Advances                                                         476              268
                                                                     -----            -----
     Total interest expense                                            877              666
                                                                     -----            -----

      Net interest income                                              440              441

Provision for loan losses                                               93                -
                                                                     -----            -----
     Net interest income after provision for loan losses               347              441
                                                                     -----            -----
Noninterest income:
 Fees and service charges                                               53               55
 Gain on sales of mortgage-backed securities                             9                8
 Other                                                                  13                9
                                                                     -----            -----
      Total noninterest income                                          75               72
                                                                     -----            -----
Noninterest expense:
 Compensation and benefits                                             175              170
 Occupancy and equipment                                                35               26
 SAIF deposit insurance premiums                                         5                5
 Other                                                                  75               55
                                                                    ------          -------
      Total noninterest expense                                        290              256
                                                                    ------          -------

Income (loss) before income taxes                                      132              257

Income tax expense                                                      50              108
                                                                   -------          -------
Net income (loss)                                                  $    82           $  149
                                                                   =======          =======
Earnings per share:
 Primary and fully diluted                                         $   .15          $   .27
                                                                   =======          =======
Weighted average number of
shares outstanding:
      Primary and fully diluted                                    555,323          547,333


     See accompanying Notes to Unaudited Consolidated Financial Statements

                       IFB HOLDINGS, INC. AND SUBSIDIARY
                Consolidated Statements of Comprehensive Income
                                  (Unaudited)


                                                                                 Three Months
                                                                                    Ended
                                                                                 September 30,
                                                                             1998             1997
                                                                             ----             ----
                                                                                (In thousands)
Net income                                                                   $ 82             $149

Other comprehensive income (loss), net of tax:
   Unrealized holding income (losses) arising during period                   (31)              25
                                                                             ----             ----
Comprehensive income                                                         $ 51             $174
                                                                             ====             ====

                       IFB HOLDINGS, INC. AND SUBSIDIARY
          Consolidated Statements of Changes in Stockholders' Equity
                                  (Unaudited)

                                                                                             Unrealized
                                                                                             Gain (Loss)
                                                                                             Securities
                                                                                             Available-
                                                                                              For-Sale,
                                                                                               Net of
                                                                                  Common     Applicable
                                           Additional                             Stock       Deferred
                                 Common     Paid-In     Retained    Treasury     Acquired      Income
                                 Stock      Capital     Earnings      Stock       by ESOP      Taxes       Total
                                 ------     -------     --------   -----------  -----------  -----------  --------
                                                  (In thousands)
Three Months Ended
-------------------
 September 30, 1998
-------------------

Balance at June 30, 1998             $6      $5,554       $3,992      $     0         $(374)        $134   $ 9,312

Additions (deductions) for
  the three months ended
   September 30, 1998
  Net income                          -           -           82            -             -            -        82
  Reduction of ESOP
    obligation                        -           -            -            -            18            -        18
  Compensation Expense
    related to ESOP                   -           6            -            -             -            -         6
  Purchase of Treasury Stock
    (118,125 shares)                  -           -            -       (1,817)            -            -    (1,817)
  Unrealized gain on
    securities available-for-
    sale, net of deferred
    Income tax of $16,000             -           -            -            -             -          (31)      (31)
                                 ------     -------     --------   ----------    ----------   ----------   -------

Balance, September 30, 1998          $6      $5,560       $4,074      $(1,817)        $(356)        $103   $ 7,570
                                 ======     =======     ========   ==========    ==========   ==========   =======

     See accompanying Notes to Unaudited Consolidated Financial Statements

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                      Three Months Ended
                                                                         September, 30
                                                                    1998                1997
                                                                    ----                ----
                                                                         (In thousands)
Cash flow from operating activities:
 Net income (loss)                                                  $     82             $ 149
 Adjustments to reconcile net earnings to
 net cash provided by operating activities:
   Net loss (gain) on sale of investments                                 (9)               (8)
   Depreciation                                                           14                12
   Provision for loan loss                                                93                 -
   Amortization of premiums and discounts                                 32                 3
   Compensation expense related to ESOP                                   24                15
   Decrease (increase) in interest receivable                            (47)             (109)
   Decrease (increase) in other assets                                     -                (8)
   Increase (decrease) in income tax payable                             (28)               58
   Increase (decrease) in other liabilities                             (107)                6
                                                                      ------             -----
        Net cash provided by operating activities                         54               118
                                                                      ------             -----

Cash flow from investing activities:
 Loans purchased                                                        (229)           (1,387)
 (Increase) decrease in loans, net                                       235              (353)
 Proceeds from sales of available-for-sale mortgage-backed and
    related securities                                                   442                 -
 Proceeds from sales of available-for-sale investment securities       1,459               491
 Proceeds from maturities/calls of investment securities               1,163             1,000
 Purchase of available-for-sale investment securities                 (5,694)           (1,544)
 Purchase of available-for-sale mortgage-backed
  and related securities                                              (1,787)           (3,437)
 Principal collected on repayments and maturities of
  available-for-sale mortgage-backed and related securities            3,634               728
 Purchase of FHLB and FRB stock                                         (132)             (222)
 Purchase of equipment                                                     -               (60)
                                                                     -------           -------
        Net cash provided (used) by investing activities                (909)           (4,784)
                                                                     -------           -------

Cash flows from financing activities:
 Net increase (decrease) in deposits                                    (783)             (779)
 Net increase (decrease) in advances from
    borrowers for taxes and insurance                                     15                11
 Proceeds from FHLB advances                                          18,478             7,650
 Principal payments on FHLB advances                                 (15,830)           (3,219)
 Purchase of treasury stock                                           (1,817)                -
                                                                    --------           -------
        Net cash provided (used) by financing activities                  63             3,663
                                                                    --------           -------

        Increase (decrease) in cash and cash equivalents                (792)           (1,003)

Cash and cash equivalents at beginning of period                       3,541             3,003
                                                                    --------           -------

Cash and cash equivalents at end of period                          $  2,749           $ 2,000
                                                                    ========           =======

                               IFB HOLDINGS, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                              Three Months Ended
                                                 September 30,
                                             1998            1997
                                             -----           -----
                                                (In Thousands)
Supplemental cash flow disclosures:
 Cash paid for:
  Interest                                   $ 641           $ 339
                                             =====           =====
  Income Taxes                               $  56           $  65
                                             =====           =====

Noncash activity:
 Loans transferred to real estate owned      $   -           $   -
                                             =====           =====

     See accompanying Notes to Unaudited Consolidated Financial Statements

                       IFB HOLDINGS, INC. AND SUBSIDIARY
             Notes to Unaudited Consolidated Financial Statements


(1)       BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles
          (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three month period ended September 30, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 1999.

          The unaudited consolidated financial statements include the accounts of IFB Holdings, Inc. (the "Holding Company") and its wholly-owned subsidiary, Investors Federal Bank, National Association, (the "Bank"), and the Bank's wholly-owned subsidiary, Investors Federal Service Corporation for the three months ended September 30, 1998. Material intercompany accounts and transactions have been eliminated in consolidation.


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

          The Bank has established for eligible employees an Employee Stock Ownership Plan ("ESOP") in connection with the conversion. The ESOP borrowed $474,010 from the Holding Company and purchased 47,401 common shares issued in the conversion. The Bank is making the scheduled discretionary cash contributions to the ESOP sufficient to service the amount borrowed. To date, the Bank has made payments of $178,648 ($117,898 principal) to the Holding Company. The $356,112 ESOP obligation ($474,010 in stock issued by the Holding Company on December 30, 1996 less the principal payments made by the Bank) is reflected in the accompanying consolidated financial statements as a charge to unearned compensation and a credit to common stock and paid-in capital. The unamortized balance of unearned compensation is shown as a deduction of stockholders' equity. The unpaid balance of the ESOP loan is eliminated in consolidation.


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


(4)       STOCK REPURCHASE PROGRAM

          During the quarter ended September 30, 1998, the Company repurchased 118,125 shares of its common stock. As of October 1, 1998, IFB Holdings, Inc. has repurchased a total of 118,504 shares of its common stock.


(5)       COMMITMENTS AND CONTINGENCIES

          Commitments to originate and purchase mortgage loans of $507,404 at September 30, 1998, represent amounts which the Bank plans to fund within the normal commitment period of thirty to ninety days. As of September 30, 1998, the Bank had no commitments to purchase mortgage-backed securities, CMOs or investment securities. The Bank had no commitments outstanding to sell mortgage loans, mortgage-backed securities, CMOs or investment securities at September 30, 1998.


(6)       RECENT ACCOUNTING DEVELOPMENTS

          SFAS No. 130 "Reporting Comprehensive Income," was adopted July 1, 1998. This statement provides accounting and reporting standards to report a measure of all changes in equity of an enterprise that results from recognized transactions and economic events of the period. The major component of comprehensive income for the Company will be unrealized gains and losses on certain investments in debt and equity securities.

          SFAS No. 133, " Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset of liability or an unrecognized firm commitment,
          (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c)hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

          Management believes adoption of SFAS Nos. 130 and 133 does not have a material effect on the financial position or results of operations, nor will adoption require additional capital resources.

          The foregoing does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Association keeps its books and records and performs its financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the FASB which are of particular interest to financial institutions.


(7)       DIRECTOR AND EMPLOYEE PLANS

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

          As of September 30, 1998, no stock options or RRP award shares had been granted.

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

YEAR 2000 ISSUE

          The Bank relies upon computer systems for the daily transaction of its business. There is concern among industry experts that on January 1, 2000 computers will be unable to "read" the new year and there may be widespread computer malfunctions. The Bank has formed a Year 2000 Committee to initiate and implement the Year 2000 project, policies, document readiness of the Bank to accommodate Year 2000 processing, track and test progress towards full compliance and report to the Board of Directors. Systems are prioritized by the committee as to mission critical or non-mission critical. The main mission critical items consist of IBM hardware, Precision Computer Systems software and Easy Systems teller machines. These companies provide testing assistance in Y2K compliance. During the quarter ended September 30, 1998, date testing was completed on the Precision Computer Systems software with all dates rolling forward properly. A Y2K test package has been purchased for baseline and other testing. An IBM patch-load tape was installed on the IBM Risc 6000 computer during the quarter ended September 30, 1998. This procedure successfully updated the computer to the latest level of IBM testing. Precision Computer Systems is working with IBM on Y2K issues and will notify the Bank if additional patch-load tapes are necessary. Testing of Precision Computer Systems software and IBM hardware will continue through 1998 and should be largely completed by December 31, 1998. EZ Systems teller machines were tested in non-production mode during the quarter ended September 30, 1998 and proved to be Year 2000 compliant.

          The Bank's definition of Year 2000 compliant is that the system, when used in accordance with all applicable instruction, is capable of correctly processing, providing, and receiving data within and between the 20th and 21st centuries, provided that all other systems that are used together with the system properly exchange date data with the system.

          The Bank does not expect costs to make their computer system Year 2000 compliant to materially affect operations.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's most liquid assets are cash and cash equivalents, which includes short-term investments. The levels of these assets are dependent on the Bank's lending, investing, operating, and deposit activities during any given period. At September 30, 1998 and June 30, 1998, cash and cash equivalents totaled $2.7 million and $3.5 million, respectively.

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

          At September 30, 1998, the Bank had outstanding loan commitments of $507,404. The Bank anticipates it will have sufficient funds available to meet its commitments. Certificates of deposit that were scheduled to mature in one year or less at September 30, 1998 were $13.7 million. Management believes that a significant portion of such deposits will remain with the Bank.

          Under federal law, the Bank is required to meet certain leverage and risk-based capital requirements. The leverage ratio requires a minimum ratio of "Tier 1 capital" to adjusted total assets. At September 30, 1998, the Bank exceeded both of the capital requirements. The Bank's capital ratios were: 8.48% leverage capital and 21.11% risk-based capital. The Bank had "Tier 1 capital" of $6.4 million at September 30, 1998 and risk-based capital of $6.7 million.

FINANCIAL CONDITION

          There was no significant change in total assets. Total assets were $76.2 at September 30, 1998 and at June 30, 1998. Investment securities increased $3.1 million, from $5.2 million at June 30, 1998, to $8.2 million at September 30, 1998. FHLB and FRB stock increased $132,000, or 8.1%, from $1.6 million at June 30, 1998, to $1.8 million at September 30, 1998. The increases were funded primarily from an increase in FHLB advances of $2.6 million, or 8.5%, from $31.1 million at June 30, 1998, to $33.7 million at September 30, 1998, which reflected management's asset/liability strategy of seeking to earn the spread between the yield earned on adjustable-rate earning assets and the rates paid on the FHLB advances. Mortgage-backed and related securities decreased $2.3 million, or 8%, from $29.5 million at June 30, 1998, to $27.1 million at September 30, 1998. Loans receivable decreased $96,000, or 2.7%, from $35.3 million at June 30, 1998, to $35.2 million at September 30, 1998. Interest-earning stock during the quarter ended September 30, 1998. Unrealized loss on securities available-for-sale, net of deferred income tax decreased $31,000 for the three months ended September 30, 1998. In addition, net income for the three months ended September 30, 1998 was $82,000.

ASSET QUALITY

          The Bank regularly reviews interest earning assets to determine proper valuation. Management's monitoring of the asset portfolio includes reviews of historical loss experience, known and inherent risks in the portfolio, the value of any underlying collateral, prospective economic conditions and the regulatory environment. The Bank's non-accrual loans decreased from $495,000 at June 30, 1998 to $389,000 at September 30, 1998.

          The table on the following page sets forth information regarding the Bank's non-accrual loans and foreclosed real estate at the dates indicated. The Bank discontinues accruing interest on delinquent loans no later than ninety days past due. At September 30, 1998, the Bank had no restructured loans within the meaning of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 15.

                              IFB HOLDINGS, INC.
                                 Asset Quality

                                                                       September 30,         June 30,
                                                                          1998                 1998
                                                                          ----                 ----
                                                                                 (In thousands)
Non-accrual mortgage loans
 delinquent more than 90 days                                                $281                $344
Non-accrual other loans
 delinquent more than 90 days                                                 108                 151
                                                                        ---------            --------
Total non-performing loans                                                   $389                $495

 Real estate owned and in-
   substance foreclosed loans,
   net of allowance                                                             0                   0
                                                                        ---------            --------

   Total non-performing assets                                               $389                $495
                                                                        =========            ========

Non-performing loans to
 total loans                                                                 1.10%               1.39%
                                                                        =========            ========
Non-performing assets to
 total assets                                                                0.51%               0.65%
                                                                        =========            ========

Allowance for loan losses
 to non-performing loans                                                   107.46%              65.45%
                                                                        =========            ========

RESULTS OF OPERATIONS

          Comparisons of quarterly results in this section are between the three month periods ended September 30, 1998, and September 30, 1997.

GENERAL

          Net income for the quarter ended September 30, 1998 was $82,000, a decrease of $67,000 from the $149,000 net income for the quarter ended September 30, 1997. The decrease was due primarily to the increase of provision for loan losses during the quarter ended September 30, 1998.

INTEREST INCOME

          Interest income for the quarter ended September 30, 1998, was $1.3 million, an increase of $210,000, or 19%, compared to $1.1 million for the quarter ended September 30, 1997. Interest on loans receivable increased $88,000, or 13.6%, from $645,000 for the quarter ended September 30, 1997, to $733,000 for the quarter ended September 30, 1998. Interest on investment securities increased $4,000, or 3.7%, from $109,000 for the three months ended September 30, 1997, to $113,000 for the three months ended September 30, 1998. Interest on mortgage-backed and related securities increased $110,000, or 32.3%, from $341,000 for the quarter ended September 30, 1997, to $451,000 for the quarter ended September 30, 1998. The increases are primarily the result of the increases in the average balances of investment securities, mortgage-backed and related securities, and loans receivable outstanding during the three months ended September 30, 1998, as compared to the three months ended September 30, 1997.

INTEREST EXPENSE

          Interest expense for the quarter ended September 30, 1998 was $877,000 as compared to $666,000 for the quarter ended September 30, 1997, an increase of $211,000, or 31.7%. Interest on advances from FHLB was $476,000 for the three months ended September 30, 1998, as compared to $268,000 for the same period ended September 30, 1997, an increase of $208,000 or 77.6%. The increase was due to an increase in the amount of advances outstanding during the three month period ended September 30, 1998, as compared to the three month period ended September 30, 1997. Interest on deposits remained fairly stable for the three month period ended September 30, 1998, as compared to September 30, 1997.

NET INTEREST INCOME

          Net interest income before provisions for loan losses was $440,000 for the quarter ended September 30, 1998, as compared to $441,000 for the quarter ended September 30, 1997, a decrease of $1,000 or .2%.

PROVISION FOR LOAN LOSSES

          The provision for loan losses increased $93,000 for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997. During fiscal years ending June 30, 1996 and 1997, the Bank purchased $1.4 million of FHA Title 1 Home Loans. As of September 30, 1998, the current book value is $873,000, reflecting scheduled repayments and prepayments of principal. Recently, the Bank was notified by the servicer of the loans that the reserve to cover uncollectible loans may not be adequate. Therefore, management has been evaluating the loans. After the delinquent reports were evaluated, a provision was recorded for $90,000 as of September 30, 1998. The loans are still under evaluation at this time and an additional provision may be possible at a later date.

NONINTEREST INCOME

          There was little change in noninterest income for the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997. Noninterest income was $75,000 for the quarter ended September 30, 1998 as compared to $72,000 for the quarter ended September 30, 1997.

NONINTEREST EXPENSE

          Noninterest expense was $290,000 for the quarter ended September 30, 1998, an increase of $34,000, or 13.3%, compared to $256,000 for the quarter ended September 30, 1997. The increase was primarily due to an increase of $20,000 or 36.4%, in the amount of other noninterest expenses as compared to the same period ended September 30, 1997. Occupancy and equipment expense increased $9,000 or 34.6%, from $26,000 for the quarter ended September 30, 1997, to $35,000 for the quarter ended September 30, 1998. This was a result of expensing 1997 prepaid maintenance agreements that had not been expensed on a monthly basis.

INCOME TAX

          The provision for income taxes decreased $58,000, from $108,000 for the quarter ended September 30, 1997, to $50,000 for the quarter ended September 30, 1998. The decrease is due to a decrease in income for the quarter.

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

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

ITEM 5    OTHER INFORMATION
          None.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (A) Exhibits; Statement re: Computation of Per Share Earnings-Exhibit 11 Financial Data Schedule--Exhibit 27

          (B) Reports on Form 8-K:

              On September 10, 1998, the company filed a Current Report on Form 8-K due to the purchase of 118,125 shares of treasury stock in open market transactions from August 28, 1998 to September 2, 1998, which reduced the total outstanding shares to 474,398.

                              IFB HOLDINGS, INC.
                                  SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      IFB Holdings, Inc.
                                  -------------------------------------
                                       (Registrant)


Dated November 12,1998            /s/ Earle S. Teegarden, Jr.
                                  -------------------------------------
                                      Earle S. Teegarden, Jr., President
                                      Chief Executive Officer, Chief Financial
                                      Officer and Director



Dated November 12, 1998           /s/ Mark D. Buntin
                                  -------------------------------------
                                      Mark D. Buntin
                                    (Principal Financial Officer)