Form 10QSB
period 1998-12-31
IFB HOLDINGS INC
filed 1999-02-12
CIK 1024135

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              ___________________

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended December 31, 1998

                          OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________  to ______________

                        Commission File Number 0-21687


                              IFB HOLDINGS, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)


          Delaware                                                    43-1760023
-------------------------------                                  ---------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

522 Washington Street, Chillicothe, Missouri                               64601
--------------------------------------------                          ----------
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

    Yes (x)       No ( )

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.



Class                                           Outstanding at December 31, 1998
-----------------------------                   --------------------------------
Common stock, $.01 par value                                 474,019

                              IFB HOLDINGS, INC.
                                  FORM 10-QSB



                                     Index


PART I.    FINANCIAL INFORMATION
--------------------------------

Item 1         Financial Statements                                                  Page
                                                                                     ----
               Consolidated Statements of Financial Condition as of
               December 31, 1998 (Unaudited) and June 30, 1998..................     2

               Consolidated Statements of Income for the Three Months
               and Six Months ended December 31, 1998 and 1997 (Unaudited)......     3

               Consolidated Statements of Comprehensive Income for
               Three Months and Six Months ended December 31, 1998 and 1997
               (Unaudited)......................................................     4

               Consolidated Statements of Changes in Stockholders' Equity
               for the Six Months ended December 31, 1998 (unaudited)...........     5

               Consolidated Statements of Cash Flows for the Six
               Months ended December 31, 1998 and 1997 (Unaudited)..............     6

               Notes to Unaudited Consolidated Financial Statements.............     8

Item 2         Management's Discussion and Analysis of Financial Condition
               and Results of Operations........................................    11


PART II.   OTHER INFORMATION
----------------------------

Item 1         Legal Proceedings................................................    17

Item 2         Changes in Securities............................................    17

Item 3         Default upon Senior Securities...................................    17

Item 4         Submission of Matters to a Vote of Security Holders..............    17

Item 5         Other Information................................................    17

Item 6         Exhibits and Reports on Form 8-K.................................    17

Signature Page..................................................................    18

                       IFB HOLDINGS, INC. AND SUBSIDIARY
                Consolidated Statements of Financial Condition



                                                        At           At
                                                   December 31,   June 30,
                                                       1998         1998
                                                   ------------   --------
                                                    (Unaudited)
                                                   (In Thousands)
   ASSETS
Cash on hand and noninterest-earning deposits           $   586    $   546
Interest-earning deposits in other institutions           1,483      2,995
Investment securities:
 Securities available-for-sale at fair value              7,781      4,911
 Securities held-to-maturity at amortized cost              245        245
Mortgage-backed and related securities
 available-for-sale, at fair value                       23,437     29,495
Loans receivable, net                                    34,029     35,255
Accrued interest receivable                                 609        623
Investment required by law:
 FHLB and FRB stock, at cost                              1,770      1,638
Premises and equipment                                      396        417
Other assets                                                 42         53
                                                        -------    -------
  Total assets                                          $70,378    $76,178
                                                        =======    =======


                     LIABILITIES AND STOCKHOLDERS' EQUITY


Deposits                                                $35,693    $35,255
Federal Home Loan Bank advances                          26,632     31,075
Advances from borrowers for taxes and insurance               1         28
Income taxes payable                                        160        214
Accrued expenses and other liabilities                      337        294
                                                        -------    -------
       Total liabilities                                 62,823     66,866
                                                        -------    -------

Preferred stock, $.01 par value;
 authorized 100,000 shares; none outstanding                  -          -
Common stock, $.01 par value; authorized 900,000
 shares, issued 592,523 shares at December 31, 1998
 and at June 30, 1998                                         6          6
Additional paid-in capital                                5,565      5,554
Retained earnings, substantially restricted               4,067      3,992
Less:
 Common stock acquired by the ESOP                         (344)      (374)
 Treasury stock, 118,504 shares at December 31, 1998     (1,822)         -
   and 0 at June 30, 1998, at cost
 Unrealized gain (loss) on securities available-for-
   sale, net of applicable deferred income taxes             83        134
                                                        -------    -------
       Total stockholders' equity                         7,555      9,312
                                                        -------    -------
       Total liabilities and stockholders' equity       $70,378    $76,178
                                                        =======    =======

     See accompanying Notes to Unaudited Consolidated Financial Statements

                       IFB HOLDINGS, INC. AND SUBSIDIARY
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                          Three Months Ended                  Six Months Ended
                                                                                December 31,                      December 31,
                                                                         1998                1997           1998           1997
                                                                         ----                ----           ----           ----
                                                                               (In thousands                   (In thousands
                                                                             except share data)              except share data)
Interest income:
 Loans receivable                                                    $    711            $    685       $  1,444       $  1,330
 Investment securities                                                    135                 112            248            221
 Mortgage-backed and related securities                                   408                 370            859            711
 Other interest-earning assets                                             12                  14             32             26
                                                                     --------            --------       --------       --------
    Total interest income                                               1,266               1,181          2,583          2,288
                                                                     --------            --------       --------       --------
Interest expense:
 Deposits                                                                 394                 402            795            800
 FHLB Advances                                                            417                 321            893            589
                                                                     --------            --------       --------       --------
     Total interest expense                                               811                 723          1,688          1,389
                                                                     --------            --------       --------       --------

      Net interest income                                                 455                 458            895            899
Provision for loan losses                                                 147                  64            240             64
                                                                     --------            --------       --------       --------
     Net interest income after provision for loan losses                  308                 394            655            835
                                                                     --------            --------       --------       --------

Noninterest income:
 Fees and service charges                                                  51                  54            104            109
 Gain on sales of mortgage-backed securities                               19                  35             28             43
 Other                                                                     18                   7             31             16
                                                                     --------            --------       --------       --------
      Total noninterest income                                             88                  96            163            168
                                                                     --------            --------       --------       --------

Noninterest expense:
 Compensation and benefits                                                145                 167            320            337
 Occupancy and equipment                                                   30                  26             65             52
 SAIF deposit insurance premiums                                            5                   5             10             10
 (Loss) on sales of mortgage-backed securities                             (4)                  0             (4)             0
 Other                                                                     92                 105            167            160
                                                                     --------            --------       --------       --------
      Total noninterest expense                                           276                 303            566            559
                                                                     --------            --------       --------       --------

Income (loss) before income taxes                                         120                 187            252            444
Income tax expense                                                         56                  72            106            180
                                                                     --------            --------       --------       --------
Net income                                                           $     64            $    115       $    146       $    264
                                                                     ========            ========       ========       ========

Earnings per share:
     Basic                                                               $.15                $.21           $.31           $.48
                                                                     ========            ========       ========       ========
Weighted average number of
 shares outstanding:
      Basic                                                           438,421             549,703        477,131        549,110


     See accompanying Notes to Unaudited Consolidated Financial Statements

                       IFB HOLDINGS, INC. AND SUBSIDIARY
                Consolidated Statements of Comprehensive Income
                                  (Unaudited)

                                                                          THREE MONTHS         SIX MONTHS
                                                                              ENDED               ENDED
                                                                           DECEMBER 31,        DECEMBER 31,
                                                                          1998      1997       1998       1997
                                                                          ----      ----       ----       ----
                                                                          (IN THOUSANDS)       (IN THOUSANDS)
Net income                                                                $ 64      $115       $146       $264

Other comprehensive income (loss), net of tax:
   Unrealized holding income (losses) arising during period                (20)       88        (51)       113
                                                                          ----      ----       ----       ----

Comprehensive income                                                      $ 44      $203       $ 95       $377
                                                                          ====      ====       ====       ====

                       IFB HOLDINGS, INC. AND SUBSIDIARY
          Consolidated Statements of Changes in Stockholders' Equity
                                  (Unaudited)

                                                                                                       UNREALIZED
                                                                                                       GAIN (LOSS)
                                                                                                       SECURITIES
                                                                                                       AVAILABLE-
                                                                                                        FOR-SALE,
                                                                                                          NET OF
                                                                                               COMMON   APPLICABLE
                                                              ADDITIONAL                        STOCK    DEFERRED
                                                     COMMON    PAID-IN    RETAINED   TREASURY  ACQUIRED   INCOME
                                                      STOCK    CAPITAL    EARNINGS    STOCK     BY ESOP    TAXES       TOTAL
                                                      -----    -------    --------    -----     -------    -----       -----
                                                             (IN THOUSANDS)
Six  Months Ended
-----------------
 December 31, 1998
 -----------------
Balance at June 30, 1998                             $ 6       $5,554     $3,992     $     0    $(374)     $134        $ 9,312

Additions (deductions) for the six months ended
   December 31, 1998
  Net income                                           -            -        146           -        -         -            146
  Dividends declared                                   -            -        (71)          -        -         -            (71)
  Reduction of ESOP obligation                         -            -          -           -       30         -             30
  Compensation Expense related to ESOP                 -           11          -           -        -         -             11
  Purchase of Treasury Stock (118,504 shares)          -            -          -      (1,822)       -         -         (1,822)
  Unrealized gain on securities available-for-
    sale, net of deferred Income tax of $26,000        -            -          -           -        -       (51)           (51)
                                                     ---       ------     ------     -------    -----      ----        -------

Balance, December 31, 1998                           $ 6       $5,565     $4,067     $(1,822)   $(344)     $ 83        $ 7,555
                                                     ===       ======     ======     =======    =====      ====        =======


     See accompanying Notes to Unaudited Consolidated Financial Statements

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                           Six Months Ended
                                                                              December 31,
                                                                       1998              1997
                                                                    --------           -------
                                                                          (In thousands)
Cash flow from operating activities:
 Net income (loss)                                                  $    146           $   264
 Adjustments to reconcile net earnings to
 net cash provided by operating activities:
   Net loss (gain) on sale of investments                                (28)              (43)
   Depreciation                                                           29                24
   Provision for loan loss                                               240                64
   Amortization of premiums and discounts                                 59                 6
   Compensation expense related to ESOP                                   41                33
   Decrease (increase) in interest receivable                             14               (59)
   Decrease (increase) in other assets                                    11                43
   Increase (decrease) in income tax payable                             (54)              117
   Increase (decrease) in other liabilities                               43                44
                                                                    --------           -------
     Net cash provided by operating activities                           501               493
                                                                    --------           -------

Cash flow from investing activities:
 Loans purchased                                                        (229)           (3,649)
 (Increase) decrease in loans, net                                     1,215              (390)
 Proceeds from sales of available-for-sale mortgage-backed and
    related securities                                                 1,361             2,275
 Proceeds from sales of available-for-sale investment securities       2,014               491
 Proceeds from maturities/calls of investment securities               1,660             1,999
 Purchase of available-for-sale investment securities                 (6,535)           (1,562)
 Purchase of available-for-sale mortgage-backed
  and related securities                                              (2,702)           (8,169)
 Principal collected on repayments and maturities of
  available-for-sale mortgage-backed and related securities            7,308             2,039
 Purchase of FHLB and FRB stock                                         (132)             (310)
 Purchase of equipment                                                    (8)              (91)
                                                                    --------           -------
     Net cash provided (used) by investing activities                  3,952            (7,367)
                                                                    --------           -------

Cash flows from financing activities:
 Dividends paid                                                          (71)              (82)
 Net increase (decrease) in deposits                                     438              (265)
 Net increase (decrease) in advances from
    borrowers for taxes and insurance                                    (27)              (16)
 Proceeds from FHLB advances                                          28,378            14,450
 Principal payments on FHLB advances                                 (32,821)           (8,245)
 Purchase of treasury stock                                           (1,822)                -
                                                                    --------           -------
     Net cash provided (used) by financing activities                 (5,925)            5,842
                                                                    --------           -------

     Increase (decrease) in cash and cash equivalents                 (1,472)           (1,032)

Cash and cash equivalents at beginning of period                       3,541             3,003
                                                                    --------           -------

Cash and cash equivalents at end of period                          $  2,069           $ 1,971
                                                                    ========           =======

                              IFB HOLDINGS, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                 Six Months Ended
                                                    December 31,
                                                  1998      1997
                                                  -----     ----
                                                  (In Thousands)

Supplemental cash flow disclosures:
 Cash paid for:
  Interest                                       $1,165     $ 734
                                                 ======     =====
  Income Taxes                                   $  122     $ 127
                                                 ======     =====

Noncash activity:
 Loans transferred to real estate owned          $    -     $   -
                                                 ======     =====

     See accompanying Notes to Unaudited Consolidated Financial Statements

                       IFB HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)       BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles
          (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the six month period ended December 31, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 1999.

          The unaudited consolidated financial statements include the accounts of IFB Holdings, Inc. (the "Holding Company") and its wholly-owned subsidiary, Investors Federal Bank, National Association, (the "Bank"), and the Bank's wholly-owned subsidiary, Investors Federal Service Corporation for the six months ended December 31, 1998. Material intercompany accounts and transactions have been eliminated in consolidation.

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

          The Bank has established for eligible employees an Employee Stock Ownership Plan ("ESOP") in connection with the conversion. The ESOP borrowed $474,010 from the Holding Company and purchased 47,401 common shares issued in the conversion. The Bank is making the scheduled discretionary cash contributions to the ESOP sufficient to service the
          amount borrowed.   To date, the Bank has made payments of $197,742
          ($129,748 principal) to the Holding Company.   The $344,262 ESOP
          obligation ($474,010 in stock issued by the Holding Company on December 30, 1996 less the principal payments made by the Bank) is reflected in the accompanying consolidated financial statements as a charge to unearned compensation and a credit to common stock and paid-in capital. The unamortized balance of unearned compensation is shown as a deduction of stockholders' equity. The unpaid balance of the ESOP loan is eliminated in consolidation.

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

(4)       STOCK REPURCHASE PROGRAM

          During the quarter ended September 30, 1998, the Company repurchased 118,125 shares of its common stock. The Company repurchased an additional 379 shares of its common stock during the quarter ended December 31, 1998. As of December 31, 1998, IFB Holdings, Inc. has repurchased a total of 118,504 shares of its common stock.

(5)       COMMITMENTS AND CONTINGENCIES

          Commitments to originate and purchase mortgage loans of $1.3 million at December 31, 1998, represent amounts which the Bank plans to fund within the normal commitment period of thirty to ninety days. As of December 31, 1998, the Bank had no commitments to purchase mortgage-backed securities, CMOs or investment securities. The Bank had no commitments outstanding to sell mortgage loans, mortgage-backed securities, CMOs or investment securities at December 31, 1998.


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

          SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset of liability or an unrecognized firm commitment,
          (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

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

          As of December 31, 1998, no stock options or RRP award shares had been granted.

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

          This Quarterly Report on Form 10-Q may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

YEAR 2000 ISSUE

          Like many financial institutions, the Bank relies upon computers for the daily conduct of its business and for data processing generally. There is concern among industry experts that on January 1, 2000 computers will be unable to "read" the new year and there may be widespread computer malfunctions. The Bank has formed a Year 2000 Committee to initiate and implement the Year 2000 project, policies, document readiness of the Bank to accommodate Year 2000 processing, to track and test progress towards full compliance and report to the Board of Directors. Systems are prioritized by the committee as to mission critical or non-mission critical. The main mission critical items consist of IBM hardware, Precision Computer Systems software and Easy Systems teller machines. These companies provide testing assistance in Y2K compliance. During the quarter ended September 30, 1998, date testing was completed on the Precision Computer Systems software with all dates rolling forward properly. A Y2K test package has been purchased for baseline and other testing. An IBM patch-load tape was installed on the IBM Risc 6000 computer during the quarter ended September 30, 1998. This procedure successfully updated the computer to the latest level of IBM testing. Precision Computer Systems is working with IBM on Y2K issues and will notify the Bank if additional patch-load tapes are necessary. Testing of Precision Computer Systems software continued during the quarter ended December 1998 and is largely completed at this time. EZ Systems teller machines were tested in non-production mode during the quarter ended September 30, 1998 and proved to be Year 2000 compliant.

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

LIQUIDITY AND CAPITAL RESOURCES

          The Company's most liquid assets are cash and cash equivalents, which
includes short-term investments.   The levels of these assets are dependent on
the Bank's lending, investing, operating, and deposit activities during any given period. At December 31, 1998 and June 30, 1998, cash and cash equivalents totaled $2.1 million and $3.5 million, respectively.

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

          At December 31, 1998, the Bank had outstanding loan commitments of $1.3 million. The Bank anticipates it will have sufficient funds available to meet its commitments. Certificates of deposit that were scheduled to mature in one year or less at December 31, 1998 were $13.7 million. Management believes that a significant portion of such deposits will remain with the Bank.

          Under federal law, the Bank is required to meet certain leverage and risk-based capital requirements. The leverage ratio requires a minimum ratio of "Tier 1 capital" to adjusted total assets. At December 31, 1998, the Bank exceeded both of the capital requirements. The Bank's capital ratios were:
8.78% leverage capital and 22.05% risk-based capital. The Bank had "Tier 1 capital" of $6.4 million at December 31, 1998 and risk-based capital of $6.8 million.

FINANCIAL CONDITION

          Total assets decreased $5.8 million, or 7.6%, to $70.4 million at December 31, 1998, from $76.2 million at June 30, 1998. Investment securities increased $2.8 million, from $5.2 million at June

30, 1998, to $8.0 million at December 31, 1998. FHLB and FRB stock increased $132,000, or 8.1%, from $1.6 million at June 30, 1998, to $1.8 million at December 31, 1998. Mortgage-backed and related securities decreased $6.1 million, or 20.7%, from $29.5 million at June 30, 1998, to $23.4 million at December 31, 1998. Loans receivable decreased $1.3 milion, or 3.7%, from $35.3 million at June 30, 1998, to $34.0 million at December 31, 1998. Interest-earning deposits in other institutions decreased $1.5 million, or 50%, from $3 million at June 30, 1998 to $1.5 million at December 31, 1998.

          Total liabilities decreased $4.1 million, or 6.1%, from $66.9 million at June 30, 1998, to $62.8 million at December 31, 1998. The decrease was primarily the result of the decrease in FHLB advances of $4.5 million or 14.5%, from $31.1 at June 30, 1998, to $26.6 million at December 31, 1998. Proceeds from the sales of mortgage backed and related securities were used to pay down the advances. In addition, deposits increased $438,000 or 1.2%, from $35.3 million at June 30, 1998, to $35.7 million at December 31, 1998.

          Total equity decreased $1.7 million, or 18.7%, from $9.3 million at June 30, 1998 to $7.6 million at December 31, 1998. The decrease was due primarily to the purchase of $1.8 million of treasury stock during the six months ended December 31, 1998. Unrealized loss on securities available-for-sale, net of deferred income tax decreased $51,000 for the six months ended December 31, 1998. In addition, net income for the six months ended December 31, 1998 was $146,000.

ASSET QUALITY

          The Bank regularly reviews interest earning assets to determine proper valuation. Management's monitoring of the asset portfolio includes reviews of historical loss experience, known and inherent risks in the portfolio, the value of any underlying collateral, prospective economic conditions and the regulatory environment. The Bank's non-accrual loans decreased from $495,000 at June 30, 1998 to $362,000 at December 31, 1998.

          The table on the following page sets forth information regarding the Bank's non-accrual loans and foreclosed real estate at the dates indicated. The Bank discontinues accruing interest on delinquent loans no later than ninety days past due. At December 31, 1998, the Bank had no restructured loans within the meaning of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 15.

                              IFB HOLDINGS, INC.
                                 ASSET QUALITY

                                 DECEMBER 31,   JUNE 30,
                                    1998          1998
                                    ----          ----
                                     (In thousands)
Non-accrual mortgage loans
 delinquent more than 90 days     $   267       $  344
Non-accrual other loans
 delinquent more than 90 days          95          151
                                  -------       ------
Total non-performing loans        $   362       $  495

 Real estate owned and in-
  substance foreclosed loans,
  net of allowance                      0            0
                                  -------       ------

  Total non-performing assets     $   362       $  495
                                  =======       ======

Non-performing loans to
 total loans                         1.05%        1.39%
                                  =======       ======
Non-performing assets to
 total assets                        0.51%        0.65%
                                  =======       ======
Allowance for loan losses
 to non-performing loans           137.57%       65.45%
                                  =======       ======

RESULTS OF OPERATIONS

          Comparisons of quarterly results in this section are between the three month periods ended December 31, 1998, and December 31, 1997 and between the six month periods then ended.

GENERAL

          Net income for the quarter ended December 31, 1998 was $64,000, a decrease of $51,000 from the $115,000 net income for the quarter ended December 31, 1997. Net income for the six months ended December 31, 1998, was $146,000, a decrease of $118,000, or 44.7% from the $264,000 net income for the comparable period ended December 31, 1997. The decrease was due primarily to the increase of provision for loan losses during the six month period ended December 31, 1998.

INTEREST INCOME

          Interest income for the quarter ended December 31, 1998, was $1.3 million, an increase of $85,000, or 7.2%, compared to $1.2 million for the quarter ended December 31, 1997. Interest income for the six months ended December 31, 1998, was $2.6 million, an increase of $295,000 , or 12.9% as compared to $2.3 million the six months ended December 31, 1997. Interest on loans receivable increased $26,000, or 3.8%, from $685,000 for the quarter ended December 31, 1997, to $711,000 for the quarter ended December 31, 1998. Interest on loans receivable increased $114,000, or 8.6%, from $1.3 million for the six months ended December 31, 1997, to $1.4 million for the six months ended December 31, 1998. Interest on investment securities increased $23,000, or 20.5%, from $112,000 for the three months ended December 31, 1997, to $135,000 for the three months ended December 31, 1998. Interest on investment securities increased $27,000, or 12.2%, from $221,000 for the six months ended December 31, 1997, to $248,000 for the six months ended December 31, 1998. Interest on mortgage-backed and related securities increased $38,000, or 10.3%, from $370,000 for the quarter ended December 31, 1997, to $408,000 for the quarter ended December 31, 1998. Interest on mortgage-backed and related securities increased $148,000, or 20.8%, from $711,000 for the six months ended December 31, 1997, to $859,000 for the six months ended December 31, 1998. The increases are primarily the result of the increases in the average balances of investment securities, mortgage-backed and related securities, and loans receivable outstanding at December 31, 1998, as compared to December 31, 1997.

INTEREST EXPENSE

          Interest expense for the quarter ended December 31, 1998 was $811,000 as compared to $723,000 for the quarter ended December 31, 1997, an increase of $88,000, or 12.2%. Interest expense for the six months ended December 31, 1998, was $1.7 million as compared to $1.4 million for the six months ended December 31, 1997, an increase of $299,000 or 21.5%. Interest on advances from FHLB was $417,000 for the three months ended December 31, 1998, as compared to $321,000 for the same period ended December 31, 1997, an increase of $96,000 or 29.9%. Interest on advances increased $304,000, or 51.6%, from $589,000 for the six months ended December 31, 1997 to $893,000 for the six months ended December 31, 1998. The increase was due primarily to an increase in the average balance of advances outstanding during the three and six month periods ended December 31, 1998, as compared to the three and six month periods ended December 31, 1997. Interest on deposits remained fairly stable for the three month period ended December 31, 1998, as compared to December 31, 1997.

NET INTEREST INCOME

          Net interest income before provisions for loan losses was $455,000 for the quarter ended December 31, 1998, as compared to $458,000 for the quarter ended December 31, 1997, a decrease of $3,000, or .7%. Net interest income before provisions for loan losses was $895,000 for the six months ended December 31, 1998, a decrease of $4,000, or .4%, as compared to $899,000 for the six months ended December 31, 1997.

PROVISION FOR LOAN LOSSES

          The provision for loan losses increased $83,000 for the three months ended December 31, 1998, as compared to the three months ended December 31, 1997. The provision for loan losses increased $176,000 for the six months ended December 31, 1998, as compared to the six months ended December 31, 1997. During fiscal years ending June 30, 1996 and 1997, the Bank purchased $1.4 million of FHA Title 1 Home Loans. As of December 31, 1998, the current book value is $771,000, reflecting charge offs of three loans totaling $67,000, scheduled repayments and prepayments of principal. Recently, the Bank was notified by the servicer of the loans that the reserve established by the servicer to cover uncollectible loans may not be adequate. Therefore, management has been evaluating the loans. After the delinquent reports were evaluated, a provision was recorded for $90,000 as of September 30, 1998. After further evaluation, an additional provision was recorded for $143,000 as of December 31, 1998.

NONINTEREST INCOME

          Noninterest income was $88,000 for the quarter ended December 31, 1998 as compared to $96,000 for the quarter ended December 31, 1997, a decrease of $8,000, or 8.3%. Noninterest income was $163,000 for the six months ended December 31, 1998 as compared to $168,000 for the six months ended December 31, 1997, a decrease of $3,000, or 1.8%. The decreases were a result of a decrease in gain on sales of mortgage backed securities from $35,000 for the quarter ended December 31, 1997, to $19,000 for the quarter ended December 31, 1998, a decrease of $16,000, or 45.7%. For the six months ended December 31, 1997, gain on sales of mortgage backed securities was $43,000 as compared to $28,000 for the six months ended December 31, 1998, a decrease of $15,000, or 34.9%. In addition, other noninterest income increased $11,000, or 157.1%, from $7,000 for the quarter ended December 31, 1997, to $18,000 for the quarter ended December 31, 1998. For the six months ended December 31, 1998, noninterest income was $31, 000 as compared to $16,000 for the six months ended December 31, 1997, an increase of $15,000, or 93.8%. The increase in noninterest income was primarily due to an increase in late fees on loans and loan fees earned.

NONINTEREST EXPENSE

          Noninterest expense was $276,000 for the quarter ended December 31, 1998, a decrease of $27,000, or 8.9%, compared to $303,000 for the quarter ended December 31, 1997. The decrease for the quarter ended December 31, 1998 was primarily due to a decrease in the amount of compensation expenses as compared to the same period ended December 31, 1997. Compensation and benefits expense decreased $22,000, or 13.2%, from $167,000 for the quarter ended December 31, 1997, to $145,000 for the quarter ended December 31, 1998. For the six months ended December 31, 1998, compensation and benefits expense was $320,000 as compared to $337,000 for the same period ended December 31, 1997, a decrease of $17,000, or 5%. For the six months ended December 31, 1998, noninterest expense was $566,000 as compared to $559,000 for the six months ended December 31, 1997, an increase of $7,000, or 1.3%. The increase for the six months ended December 31, 1998, was primarily due the the $7,000, or 22.9% increase in other noninterest expense for the six months ended December 31, 1998.

INCOME TAX

          The provision for income taxes decreased $16,000, or 22.2%, from $72,000 for the quarter ended December 31, 1997, to $56,000 for the quarter ended December 31, 1998. The provision for income taxes decreased $74,000, or 41.1%, from $180,000 for the six months ended December 31, 1997, to $106,000 for the six months ended December 31, 1998. The decrease is due to decreases in income for the periods.

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

ITEM 2    CHANGES IN SECURITIES
          Not applicable.

ITEM 3    DEFAULT UPON SENIOR SECURITIES
          Not applicable.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (A) On November 17, 1998, the Company held its Annual Meeting of Stockholders.

          (B)  Election of Directors

                                                            Broker
          Nominee                For     Against  Withheld  Non-Votes
          -------                ---     -------  --------  ---------
          Larry R. Johnson     428,189     -0-      -0-        -0-
          J. Michael Palmer    428,189     -0-      -0-        -0-

          The terms of office of Directors Edward P. Milbank, Robert T. Fairweather, Armand J. Peterson, and Earle S. Teegarden, Jr continued after the Annual Meeting.

          (C)  Other Matters voted on at the Annual Meeting

          None

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


                                             IFB Holdings, Inc.
                                       -------------------------------------
                                               (Registrant)


Dated February 11, 1999                /s/ Earle S. Teegarden, Jr.
                                       -------------------------------------
                                       Earle S. Teegarden, Jr., President
                                        Chief Executive Officer, Chief Financial
                                        Officer and Director



Dated February 11, 1999                /s/ Mark D. Buntin
                                       -------------------------------------
                                       Mark D. Buntin
                                        (Principal Financial Officer)