Form 10QSB
period 1999-03-31
IFB HOLDINGS INC
filed 1999-05-14
CIK 1024135

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                               -----------------

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended March 31, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________  to _______________

                        Commission File Number 0-21687


                              IFB HOLDINGS, INC.
------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)


       Delaware                                              43-1760023
-----------------------------                             -----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)


522 Washington Street, Chillicothe, Missouri                     64601
----------------------------------------------                   -----
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

  Yes (x)   No ( )

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.



Class                                  Outstanding at March 31, 1999
-----------------------------          -----------------------------
Common stock, $.01 par value                       474,019

                              IFB HOLDINGS, INC.
                                  FORM 10-QSB


                                     Index

PART I.   FINANCIAL INFORMATION
--------------------------------

Item 1    Financial Statements                                                          Page
                                                                                        ----
          Consolidated Statements of Financial Condition as of March 31,
          1999 (Unaudited) and June 30, 1998..................................           2

          Consolidated Statements of Income for the Three Months and Nine
          Months ended March 31, 1999 and 1998 (Unaudited)....................           3

          Consolidated Statements of Comprehensive Income for Three Months
          and Nine Months ended March 31, 1999 and 1998 (Unaudited)...........           4

              Consolidated Statements of Changes in Stockholders' Equity

          for the Nine Months ended March 31, 1999 (unaudited)................           5

          Consolidated Statements of Cash Flows for the Nine Months
          ended March 31, 1999 and 1998 (Unaudited)...........................           6

          Notes to Unaudited Consolidated Financial Statements................           8

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................          11

PART II.  OTHER INFORMATION
---------------------------

Item 1    Legal Proceedings...................................................          17

Item 2    Changes in Securities...............................................          17

Item 3    Default upon Senior Securities......................................          17

Item 4    Submission of Matters to a Vote of Security Holders.................          17

Item 5    Other Information...................................................          17

Item 6    Exhibits and Reports on Form 8-K....................................          17

Signature Page................................................................          18

                       IFB HOLDINGS, INC. AND SUBSIDIARY
                Consolidated Statements of Financial Condition

                                                             At          At
                                                           March 31,   June 30,
                                                             1999        1998
                                                          ----------    ------
                                                          (Unaudited)
                                                              (In Thousands)

         ASSETS
Cash on hand and noninterest-earning deposits               $   556    $   546
Interest-earning deposits in other institutions               3,005      2,995
Investment securities:
 Securities available-for-sale at fair value                  9,654      4,911
 Securities held-to-maturity at amortized cost                   30        245
Mortgage-backed and related securities
 available-for-sale, at fair value                           23,574     29,495
Loans receivable, net                                        34,038     35,255
Accrued interest receivable                                     605        623
Investment required by law:
 FHLB and FRB stock, at cost                                  1,770      1,638
Premises and equipment                                          382        417
Other assets                                                     48         53
                                                            -------    -------
  Total assets                                              $73,662    $76,178
                                                            =======    =======

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                    $35,878    $35,255
Federal Home Loan Bank advances                              29,790     31,075
Advances from borrowers for taxes and insurance                  19         28
Income taxes payable                                            179        214
Accrued expenses and other liabilities                          174        294
                                                            -------    -------

       Total liabilities                                     66,040     66,866
                                                            -------    -------

Preferred stock, $.01 par value;
 authorized 100,000 shares; none outstanding                      -          -
Common stock, $.01 par value; authorized 900,000
 shares, issued 592,523 shares at March 31, 1999
 and at June 30, 1998                                             6          6
Additional paid-in capital                                    5,569      5,554
Retained earnings, substantially restricted                   4,193      3,992
Less:
 Common stock acquired by the ESOP                             (332)      (374)
 Treasury stock, 118,504 shares at March 31, 1999            (1,822)         -
   and 0 at June 30, 1998, at cost
 Unrealized gain (loss) on securities available-for-sale
   net of applicable deferred income taxes                        8        134
                                                            -------    -------
       Total stockholders' equity                             7,622      9,312
                                                            -------    -------
       Total liabilities and stockholders' equity           $73,662    $76,178
                                                            =======    =======

     See accompanying Notes to Unaudited Consolidated Financial Statements

                       IFB HOLDINGS, INC. AND SUBSIDIARY
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                Three Months Ended    Nine Months Ended
                                                                      March 31,          March 31,
                                                                   1999       1998      1999    1998
                                                                   ----       ----      ----    ----
                                                                    (In thousands        (In thousands
                                                                except share data)      except share data)
Interest income:
 Loans receivable                                              $    708   $    710    $   2,152      $  2,040
 Investment securities                                              140        114          388           335
 Mortgage-backed and related securities                             356        409        1,215         1,120
 Other interest-earning assets                                       14         18           46            44
                                                                  -----      -----        -----         -----
    Total interest income                                         1,218      1,251        3,801         3,539
                                                                  -----      -----        -----         -----
Interest expense:
 Deposits                                                           381        400        1,176         1,200
 FHLB Advances                                                      382        359        1,275           948
                                                                  -----      -----        -----         -----
    Total interest expense                                          763        759        2,451         2,148
                                                                  -----      -----        -----         -----
    Net interest income                                             455        492        1,350         1,391

Provision for loan losses                                            19          2          259            66
                                                                  -----      -----        -----         -----
     Net interest income after provision for loan losses            436        490        1,091         1,325
                                                                  -----      -----        -----         -----
Noninterest income:
 Fees and service charges                                            48         49          152           158
 Gain on sales of mortgage-backed securities                          -          -           28            43
 Other                                                               14         12           45            28
                                                                  -----      -----        -----         -----
     Total noninterest income                                        62         61          225           229
                                                                  -----      -----        -----         -----
Noninterest expense:
 Compensation and benefits                                          182        178          502           515
 Occupancy and equipment                                             31         31           96            83
 SAIF deposit insurance premiums                                      5          5           15            16
 (Loss) on sales of mortgage-backed securities                        -          -           (4)            -
 Other                                                               82         69          249           228
                                                                  -----      -----        -----         -----
     Total noninterest expense                                      300        283          866           842
                                                                  -----      -----        -----         -----
Income (loss) before income taxes                                   198        268          450           712

Income tax expense                                                   72        105          178           285
                                                                  -----      -----        -----         -----
Net income                                                     $    126   $    163    $     272      $    427
                                                                  =====      =====        =====         =====
Earnings per share:
     Basic                                                     $    .29   $    .29    $     .59      $    .77
                                                                  =====      =====        =====         =====
Weighted average number of
 shares outstanding:
      Basic                                                    $439,606   $552,665    $ 464,805      $551,480

     See accompanying Notes to Unaudited Consolidated Financial Statements

                       IFB HOLDINGS, INC. AND SUBSIDIARY
                Consolidated Statements of Comprehensive Income
                                  (Unaudited)

                                                                      Three Months        Nine Months
                                                                         Ended               Ended
                                                                       March 31,            March 31,
                                                                    1999       1998      1999     1998
                                                                    ----       ----      ----     ----
                                                                      (In thousands)      (In thousands)

Net income                                                          $126       $163      $272    $427

Other comprehensive income (loss), net of tax:
   Unrealized holding income (losses) arising during period          (75)        29      (126)    142
                                                                    -----      ----      -----   ----
Comprehensive income                                                $ 51       $192      $146    $569
                                                                    =====      =====     =====   =====

                       IFB HOLDINGS, INC. AND SUBSIDIARY
          Consolidated Statements of Changes in Stockholders' Equity
                                  (Unaudited)

                                                                                                       UNREALIZED
                                                                                                       GAIN (LOSS)
                                                                                                       SECURITIES
                                                                                                       AVAILABLE-
                                                                                                        FOR-SALE,
                                                                                                         NET OF
                                                                                                       APPLICABLE
                                             ADDITIONAL                                    STOCK        DEFERRED
                                   COMMON     PAID-IN       RETAINED       TREASURY       ACQUIRED       INCOME
                                   STOCK      CAPITAL       EARNINGS         STOCK         BY ESOP        TAXES        TOTAL
                                   -----      -------       --------         -----         -------        -----        -----
                                          (In thousands)
Nine  Months Ended
   March 31, 1999

Balance at June 30, 1998              $ 6        $5,554       $3,992        $     0          $(374)     $   134      $ 9,312

Additions (deductions) for
   the nine months ended
     March 31, 1999
   Net income                           -             -          272              -              -            -          272
   Dividends declared                   -             -          (71)             -              -            -          (71)
   Reduction of ESOP
      obligation                        -             -            -              -             42            -           42
   Compensation Expense
      related to ESOP                   -            15            -              -              -            -           15
   Purchase of Treasury Stock
      (118,504 shares)                  -             -            -         (1,822)             -            -       (1,822)
   Unrealized gain on
      securities available-for-
      sale, net of deferred
      Income tax of $65,000             -             -            -              -              -         (126)        (126)
                                      ---        ------       ------        -------          -----      -------      -------

Balance, March 31, 1999               $ 6        $5,569       $4,193        $(1,822)         $(332)     $     8      $ 7,622
                                      ===        ======       ======        =======          =====      =======      =======

     See accompanying Notes to Unaudited Consolidated Financial Statements

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                              Nine Months Ended
                                                                                   March 31,
                                                                             1999             1998
                                                                             ----             ----
                                                                                (In thousands)
Cash flow from operating activities:
 Net income (loss)                                                         $    272       $     427
 Adjustments to reconcile net earnings to
 net cash provided by operating activities:
   Net loss (gain) on sale of investments                                       (24)            (43)
   Depreciation                                                                  44              39
   Provision for loan loss                                                      259              66
   Amortization of premiums and discounts                                       112               4
   Compensation expense related to ESOP                                          57              51
   Decrease (increase) in interest receivable                                    18            (127)
   Decrease (increase) in other assets                                            5              17
   Increase (decrease) in income tax payable                                    (35)            123
   Increase (decrease) in other liabilities                                    (120)             32
                                                                           --------       ---------
        Net cash provided by operating activities                               588             589
                                                                           --------       ---------

Cash flow from investing activities:
 Loans purchased                                                               (229)         (3,956)
 (Increase) decrease in loans, net                                            1,187            (298)
 Proceeds from sales of available-for-sale mortgage-backed and
    related securities                                                        1,361           2,311
 Proceeds from sales of available-for-sale investment securities              2,014             499
 Proceeds from maturities/calls of investment securities                      1,875           2,999
 Purchase of available-for-sale investment securities                        (8,452)         (2,601)
 Purchase of available-for-sale mortgage-backed
  and related securities                                                     (5,701)        (13,523)
 Principal collected on repayments and maturities of
  available-for-sale mortgage-backed and related securities                  10,082           3,326
 Purchase of FHLB and FRB stock                                                (132)           (513)
 Purchase of equipment                                                           (9)           (106)
                                                                           --------       ---------
        Net cash provided (used) by investing activities                      1,996         (11,862)
                                                                           --------       ---------

Cash flows from financing activities:
 Dividends paid                                                                 (71)            (75)
 Net increase (decrease) in deposits                                            623             613
 Net increase (decrease) in advances from
    borrowers for taxes and insurance                                            (9)            (17)
 Proceeds from FHLB advances                                                 40,578          27,675
 Principal payments on FHLB advances                                        (41,863)        (17,436)
 Purchase of treasury stock                                                  (1,822)              -
                                                                           --------       ---------
        Net cash provided (used) by financing activities                     (2,564)         10,760
                                                                           --------       ---------

        Increase (decrease) in cash and cash equivalents                         20            (513)

Cash and cash equivalents at beginning of period                              3,541           3,003
                                                                           --------       ---------

Cash and cash equivalents at end of period                                 $  3,561       $   2,490
                                                                           ========       =========

                              IFB HOLDINGS, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                Nine Months Ended
                                                                     March 31,
                                                             1999                1998
                                                             ----                ----
                                                                  (In Thousands)
Supplemental cash flow disclosures:
 Cash paid for:
   Interest                                                $1,754              $1,177
                                                           ======              ======

   Income Taxes                                            $  150              $  246
                                                           ======              ======

Noncash activity:
 Loans transferred to real estate owned                    $    -              $    -
                                                           ======              ======

     See accompanying Notes to Unaudited Consolidated Financial Statements

                     IFB HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)            BASIS OF PRESENTATION

               The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three and nine month periods ended March 31, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 1999.

               The unaudited consolidated financial statements include the accounts of IFB Holdings, Inc. (the "Holding Company") and its wholly-owned subsidiary, Investors Federal Bank, National Association, (the "Bank"), and the Bank's wholly-owned subsidiary, Investors Federal Service Corporation for the nine months ended March 31, 1999. Material intercompany accounts and transactions have been eliminated in consolidation.

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

               The Bank has established for eligible employees an Employee Stock Ownership Plan ("ESOP") in connection with the conversion. The ESOP borrowed $474,010 from the Holding Company and purchased 47,401 common shares issued in the conversion. The Bank is making the scheduled discretionary cash contributions to the ESOP sufficient to service the amount borrowed. To date, the Bank has made payments of $216,171 ($141,599 principal) to the Holding Company. The $332,411 ESOP obligation ($474,010 in stock issued by the Holding Company on December 30, 1996 less the principal payments made by the Bank) is reflected in the accompanying consolidated financial statements as a charge to unearned compensation and a credit to common stock and paid-in capital. The unamortized balance of unearned compensation is shown as a deduction of stockholders' equity. The unpaid balance of the ESOP loan is eliminated in consolidation.

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

(4)            STOCK REPURCHASE PROGRAM

               During the quarter ended September 30, 1998, the Company repurchased 118,125 shares of its common stock. The Company repurchased an additional 379 shares of its common stock during the quarter ended December 31, 1998. As of March 31, 1999, IFB Holdings, Inc. has repurchased a total of 118,504 shares of its common stock.

(5)            COMMITMENTS AND CONTINGENCIES

               Commitments to originate and purchase mortgage loans of $909,000 at March 31, 1999, represent amounts which the Bank plans to fund within the normal commitment period of thirty to ninety days. As of March 31, 1999, the Bank had no commitments to purchase mortgage-backed securities, CMOs or investment securities. The Bank had no commitments outstanding to sell mortgage loans, mortgage-backed securities, CMOs or investment securities at March 31, 1999.


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

               Management believes adoption of SFAS Nos. 130 and 133 does not, or will not, have a material effect on the financial position or results of operations, nor will adoption require additional capital resources.

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

               As of March 31, 1999, no stock options or RRP award shares had been granted.

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

          This Quarterly Report on Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

YEAR 2000 ISSUE

          Like many financial institutions, the Bank relies upon computers for the daily conduct of its business and for data processing generally. There is concern among industry experts that on January 1, 2000 computers will be unable to "read" the new year and there may be widespread computer malfunctions. The Bank has formed a Year 2000 Committee to initiate and implement the Year 2000 project, including adoption and implementation of policies, documenting readiness of the Bank to accommodate Year 2000 processing, and tracking and testing progress towards full compliance and reporting to the Board of Directors. Systems are prioritized by the committee as to mission critical or non-mission critical. The main mission critical items consist of IBM hardware, Precision Computer Systems software and Easy Systems teller machines. These companies provide testing assistance in Y2K compliance. During the quarter ended September 30, 1998, date testing was completed on the Precision Computer Systems software with all dates rolling forward properly. A Y2K test package has been purchased for baseline and other testing. An IBM patch-load tape was installed on the IBM Risc 6000 computer during the quarter ended September 30, 1998. This procedure successfully updated the computer to the latest level of IBM testing. Precision Computer Systems is working with IBM on Y2K issues and will notify the Bank if additional patch-load tapes are necessary. EZ Systems teller machines were tested in non-production mode during the quarter ended September 30, 1998 and proved to be Year 2000 compliant. During the quarter ended March 31, 1999, all testing was completed and the Bank updated contingency planning to meet requirements.

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

LIQUIDITY AND CAPITAL RESOURCES

          The Company's most liquid assets are cash and cash equivalents, which includes short-term investments. The levels of these assets are dependent on the Bank's lending, investing, operating, and deposit activities during any given period. At March 31, 1999 and June 30, 1998, cash and cash equivalents totaled $3.6 million and $3.5 million, respectively.

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

          At March 31, 1999, the Bank had outstanding loan commitments of $909,000. The Bank anticipates it will have sufficient funds available to meet its commitments. Certificates of deposit that were scheduled to mature in one year or less at March 31, 1999 were $14.3 million. Management believes that a significant portion of such deposits will remain with the Bank.

          Under federal law, the Bank is required to meet certain leverage and risk-based capital requirements. The leverage ratio requires a minimum ratio of "Tier 1 capital" to adjusted total assets. At March 31, 1999, the Bank exceeded both of the capital requirements. The Bank's capital ratios were: 9.18% leverage capital and 21.46% risk-based capital. The Bank had "Tier 1 capital" of $6.5 million at March 31, 1999 and risk-based capital of $6.9 million.

FINANCIAL CONDITION

          Total assets decreased $2.5 million, or 3.3%, to $73.7 million at March 31, 1999, from

$76.2 million at June 30, 1998. Investment securities increased $4.5 million, or 86.5% from $5.2 million at June 30, 1998, to $9.7 million at March 31, 1999. FHLB and FRB stock increased $132,000, or 8.1%, from $1.6 million at June 30, 1998, to $1.8 million at March 31, 1999. Mortgage-backed and related securities decreased $5.9 million, or 20%, from $29.5 million at June 30, 1998, to $23.6 million at March 31, 1999. Loans receivable decreased $1.3 million, or 3.7%, from $35.3 million at June 30, 1998, to $34.0 million at March 31, 1999. Interest-earning deposits in other institutions totaled $3.0 million at June 30, 1998 and at March 31, 1999.

          Total liabilities decreased $826,000, or 1.3%, from $66.9 million at June 30, 1998, to $66.0 million at March 31, 1999. The decrease was primarily the result of the decrease in FHLB advances of $1.3 million or 4.2%, from $31.1 at June 30, 1998, to $29.8 million at March 31, 1999. Proceeds from the sales of mortgage backed and related securities were used to pay down the advances. In addition, deposits increased $623,000 or 1.8%, from $35.3 million at June 30, 1998, to $35.9 million at March 31, 1999.

          Total equity decreased $1.7 million, or 18.7%, from $9.3 million at June 30, 1998 to $7.6 million at March 31, 1999. The decrease was due primarily to the purchase of $1.8 million of treasury stock during the nine months ended March 31, 1999. Unrealized loss on securities available-for-sale, net of deferred income tax decreased $126,000 for the nine months ended March 31, 1999. In addition, net income for the nine months ended March 31, 1999 was $272,000.

ASSET QUALITY

          The Bank regularly reviews interest earning assets to determine proper valuation. Management's monitoring of the asset portfolio includes reviews of historical loss experience, known and inherent risks in the portfolio, the value of any underlying collateral, prospective economic conditions and the regulatory environment. The Bank's non-accrual loans decreased from $495,000 at June 30, 1998 to $245,000 at March 31, 1999.

          The table on the following page sets forth information regarding the Bank's non-accrual loans and foreclosed real estate at the dates indicated. The Bank discontinues accruing interest on delinquent loans no later than ninety days past due. At March 31, 1999, the Bank had no restructured loans within the meaning of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 15.

                              IFB HOLDINGS, INC.
                                 Asset Quality


                                                                   March 31,            June 30,
                                                                     1999                1998
                                                                     ----                ----
                                                                          (In thousands)
Non-accrual mortgage loans
 delinquent more than 90 days                                   $       188          $      344
Non-accrual other loans
 delinquent more than 90 days                                            57                 151
                                                                -----------          ----------
Total non-performing loans                                      $       245          $      495

 Real estate owned and in-
   substance foreclosed loans,
   net of allowance                                                       0                   0
                                                                -----------          ----------

   Total non-performing assets                                  $       245          $      495
                                                                ===========          ==========

Non-performing loans to
 total loans                                                            .71%               1.39%
                                                                ===========          ==========
Non-performing assets to
 total assets                                                           .33%               0.65%
                                                                ===========          ==========
Allowance for loan losses
 to non-performing loans                                             182.45%              65.45%
                                                                ===========          ==========

RESULTS OF OPERATIONS

          Comparisons of interim results in this section are between the three month periods ended March 31, 1999, and March 31, 1998 and between the nine month periods then ended.

GENERAL

          Net income for the quarter ended March 31, 1999 was $126,000, a decrease of $37,000 from the $163,000 net income for the quarter ended March 31, 1998. The decrease was due primarily to the decreased net interest income and higher non interest expense for the three month period ended March 31, 1999, as compared to the three month period ended March 31, 1998. Net income for the nine months ended March 31, 1999, was $272,000, a decrease of $155,000, or 36.3% from the $427,000 net income for the comparable period ended March 31, 1998. The decrease was due primarily to the increase of provision for loan losses during the nine month period ended March 31, 1999.

INTEREST INCOME

          Interest income for the quarter ended March 31, 1999, was $1.2 million, a decrease of $33,000, or 2.5%, compared to $1.3 million for the quarter ended March 31, 1998. Interest income for the nine months ended March 31, 1999, was $3.8 million, an increase of $262,000 , or 7.5% as compared to $3.5 million the nine months ended March 31, 1998. Interest on loans receivable decreased $3,000, or .3%, from $711,000 for the quarter ended March 31, 1998, to $708,000 for the quarter ended March 31, 1999. Interest on loans receivable increased $112,000, or 5.5%, from $2.0 million for the nine months ended March 31, 1998, to $2.1 million for the nine months ended March 31, 1999. Interest on investment securities increased $26,000, or 22.8%, from $114,000 for the three months ended March 31, 1998, to $140,000 for the three months ended March 31, 1999. Interest on investment securities increased $53,000, or 15.8%, from $335,000 for the nine months ended March 31, 1998, to $388,000 for the nine months ended March 31, 1999. Interest on mortgage-backed and related securities decreased $53,000, or 13.0%, from $409,000 for the quarter ended March 31, 1998, to $356,000 for the quarter ended March 31, 1999. Interest on mortgage-backed and related securities increased $95,000, or 8.5%, from $1.1 million for the nine months ended March 31, 1998, to $1.2 million for the nine months ended March 31, 1999. The decreases are primarily the result of the decreases in the average balances of mortgage-backed and related securities and loans receivable outstanding at March 31, 1999, as compared to March 31, 1998. The increase in interest income on investment securities is primarily the result of an increase in the average balance of investment securities outstanding at March 31, 1999, as compared to March 31, 1998.

INTEREST EXPENSE

          Interest expense for the quarter ended March 31, 1999 was $763,000 as compared to $759,000 for the quarter ended March 31, 1998, an increase of $4,000, or .5%. Interest expense for the nine months ended March 31, 1999, was $2.5 million as compared to $2.2 million for the nine months ended March 31, 1998, an increase of $303,000 or 14.1%. Interest on advances from FHLB was $382,000 for the three months ended March 31, 1999, as compared to $359,000 for the same period ended March 31, 1998, an increase of $23,000 or 6.4%. Interest on advances increased $327,000, or 34.5%, from $948,000 for the nine months ended March 31, 1998 to $1.3 million for the nine months ended March 31, 1999. The increase was due primarily to an increase in the average balance of advances outstanding during the three and nine month periods ended March 31, 1999, as compared to the three and nine month periods ended March 31, 1998. Interest on deposits remained fairly stable for the three month period ended March 31, 1999, as compared to March 31, 1998.

NET INTEREST INCOME

          Net interest income before provisions for loan losses was $455,000 for the quarter ended March 31, 1999, as compared to $492,000 for the quarter ended March 31, 1998, a decrease of $37,000, or 7.5%. Net interest income before provisions for loan losses was $1.3 million for the nine months ended March 31, 1999, a decrease of $41,000, or 2.9%, as compared to $1.4 million for the nine months ended March 31, 1998.

PROVISION FOR LOAN LOSSES

          The provision for loan losses increased $17,000 for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998. The provision for loan losses increased $193,000 for the nine months ended March 31, 1999, as compared to the nine months ended March 31, 1998. During fiscal years ending June 30, 1996 and 1997, the Bank purchased $1.4 million of FHA Title 1 Home Loans. As of March 31, 1999, the current book value is $637,000, reflecting charge offs of seven loans totaling $140,000, scheduled repayments and prepayments of principal. Recently, the Bank was notified by the servicer of the loans that the reserve established by the servicer to cover uncollectible loans may not be adequate. Therefore, management has been evaluating the loans. After the delinquent reports were evaluated, a provision was recorded for $90,000 as of September 30, 1998. After further evaluation, an additional provision was recorded for $143,000 as of December 31, 1998.

NONINTEREST INCOME

          Noninterest income was $62,000 for the quarter ended March 31, 1999 as compared to $61,000 for the quarter ended March 31, 1998, an increase of $1,000, or 1.6%. Noninterest income was $225,000 for the nine months ended March 31, 1999 as compared to $229,000 for the nine months ended March 31, 1998, a decrease of $4,000, or 1.7%. The increase was a result of an increase in other noninterest income from $12,000 for the quarter ended March 31, 1998, to $14,000 for the quarter ended March 31, 1999, an increase of $2,000, or 14.3%. For the nine months ended March 31, 1998, gain on sales of mortgage backed securities was $43,000 as compared to $28,000 for the nine months ended March 31, 1999, a decrease of $15,000, or 34.9%. For the nine months ended March 31, 1999, other noninterest income was $45, 000 as compared to $28,000 for the nine months ended March 31, 1998, an increase of $17,000, or 60.7%. The decrease in noninterest income was primarily due to a decrease in gain on sale of mortgage backed securities.

NONINTEREST EXPENSE

          Noninterest expense was $300,000 for the quarter ended March 31, 1999, an increase of $17,000, or 6.0%, compared to $283,000 for the quarter ended March 31, 1998. The increase for the quarter ended March 31, 1999 was primarily due to an increase in other noninterest expense as compared to the same period ended March 31, 1998. Other noninterest expense increased $13,000, or 18.8%, from $69,000 for the quarter ended March 31, 1998, to $82,000 for the quarter ended March 31, 1999. For the nine months ended March 31, 1999, other noninterest expense was $249,000 as compared to $228,000 for the same period ended March 31, 1998, an increase of $21,000, or 9.2%. For the nine months ended March 31, 1999, noninterest expense was $866,000 as compared to $842,000 for the nine months ended March 31, 1998, an increase of $24,000, or 2.9%. The increase for the nine months ended March 31, 1999, was primarily due to the increase in other noninterest expense for the nine months ended March 31, 1999.

 INCOME TAX

          The provision for income taxes decreased $33,000, or 31.4%, from $105,000 for the quarter ended March 31, 1998, to $72,000 for the quarter ended March 31, 1999. The provision for income taxes decreased $107,000, or 25.1%, from $285,000 for the nine months ended March 31, 1998, to $178,000 for the nine months ended March 31, 1999. The decrease is due to decreases in income for the periods.

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

ITEM 2         CHANGES IN SECURITIES
               Not applicable.

ITEM 3         DEFAULT UPON SENIOR SECURITIES
               Not applicable.

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               None

ITEM 5         OTHER INFORMATION
               Earle S. Teegarden, Jr. retired as President and Chief Executive Officer of Investors Federal Bank, N.A. effective April 30, 1999. Larry Johnson, Senior Executive Vice President, was named Interim Chief Executive Officer at the April 13, 1999 meeting of the Board of Directors of Investors Federal Bank, N.A.

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


                                           IFB Holdings, Inc.
                                     ---------------------------------
                                             (Registrant)




Dated May 12, 1999                   /s/ Larry Johnson
                                     ---------------------------------
                                     Larry Johnson
                                     (Senior Executive Vice President
                                      and Director)




Dated May 12, 1999                   /s/ Mark D. Buntin
                                     ---------------------------------
                                     Mark D. Buntin
                                     (Principal Financial Officer)