Form 10KSB
period 1999-06-30
IFB HOLDINGS INC
filed 1999-09-28
CIK 1024135

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended June 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________to ____________________


                        Commission file number 0-21687

                              IFB HOLDINGS, INC.
                              ------------------
             (Exact name of Registrant as specified in its charter)

                   Delaware                                          43-176002
                   --------                                          ----------
(State or other jurisdiction of incorporation          (I.R.S. Employer Identification No.)
                 or organization)

522 Washington Street, Chillicothe, Missouri                             64601
--------------------------------------------                             -----
    (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:                  (660) 646-3733
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

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES    X      NO _______.
                                        --------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     The registrant's revenues for the fiscal year ended June 30, 1999 were $5.2 million.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the OTC Bulletin Board as of September 17, 1999, was $5.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of September 17, 1999, there were issued and outstanding 474,019 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts II and III of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended June 30, 1999.

     Part III of Form 10-KSB - Proxy Statement for 1999 Annual Meeting of Stockholders.

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

Lending Activities

General. The Bank has emphasized and, subject to market conditions, will continue to emphasize the origination and purchase of one- to four-family residential mortgage loans. In recent years, subject to market conditions, the Bank has emphasized the origination and purchase of ARM loans and shorter-term fixed-rate residential mortgage loans. At June 30, 1999, the Bank's portfolio of one- to four-family residential mortgage loans totaled $25.5 million, or 73.7% of total loans. The Bank also originates loans secured by farm residences and combinations of farm residences and farm real estate. At June 30, 1999, the non-residential real estate portfolio (consisting principally of farm loans) totaled $2.3 million, or 6.8% of total loans, all of which were secured by properties located in the Bank's market area. The Bank's non-mortgage loans consist primarily of automobile loans, all of which are direct originations (i.e., not through a dealer), SBA-guaranteed loans and FHA Title I home improvement loans.

Under OCC regulations, a national bank's loans-to-one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. At June 30, 1999, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $1.0 million At June 30, 1999, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's largest lending relationship at June 30, 1999 was twelve loans to an individual borrower aggregating $858,000 and secured by one-to four- family residential properties. At June 30, 1999, these loans were performing in accordance with their terms.

Loan Portfolio Composition. Set forth below is data relating to the composition of the Bank's loan portfolio by type of loans as of the dates indicated.

                                                              At June 30,
                                      ---------------------------------------------------------
                                             1999                 1998               1997
                                      ------------------    ----------------   ----------------
                                      Amount     Percent    Amount   Percent   Amount   Percent
                                      ------     -------    ------   -------   ------   -------
                                                        (Dollars in Thousands)
Real estate loans:
-----------------
 One- to four-family................    25,465     73.73%  $25,633     72.04%  $23,386    77.35%
 Multifamily (5 or more)............       522      1.51       589      1.65         -        -
 Non-residential real estate........     2,333      6.76     2,237      6.29     1,729     5.72
 Home improvement-FHA...............       593      1.72       936      2.63     1,202     3.98
 Commercial.........................     1,650      4.78     1,828      5.14       471     1.56
                                       -------    ------   -------    ------   -------   ------
  Total real estate loans...........    30,563     88.50    31,223     87.75    26,788    88.61
                                       -------    ------   -------    ------   -------   ------

Consumer and other loans:
------------------------
 Automobile.........................     2,156      6.24     2,447      6.88     1,669     5.52
 SBA guaranteed.....................       934      2.70       952      2.68       971     3.21
 Savings account....................       432      1.25       468      1.31       395     1.30
 Other..............................       452      1.31       492      1.38       410     1.36
                                       -------    ------   -------    ------   -------   ------
  Total consumer and other loan.....     3,974     11.50     4,359     12.25     3,445    11.39
                                       -------    ------   -------    ------   -------   ------

  Total loans.......................    34,537    100.00%   35,582    100.00%   30,233   100.00%
                                                  ======              ======             ======

Less:
----
 Loans in  process..................         -                  (6)                 (1)
 Deferred fees and origination costs       (10)                  3                  15
 Allowance for losses...............      (398)               (324)               (285)
                                       -------             -------             -------
 Total loans receivable, net........   $34,129             $35,255             $29,962
                                       =======             =======             =======

The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rates at the dates indicated.

                                                                               At June 30,
                                                ------------------------------------------------------------------------
                                                       1999                      1998                       1997
                                                -------------------       -------------------        -------------------
                                                Amount      Percent       Amount      Percent        Amount      Percent
                                                ------      -------       ------      -------        ------      -------
                                                                        (Dollars in Thousands)
Fixed-Rate Loans:
----------------
 Real estate:
 One- to four-family......................      $  6,962      20.16%      $  4,821     13.55%        $  4,281      14.16%
 Multifamily (5 or more)..................           522       1.51            589      1.66                -          -
 Home improvement-FHA.....................           593       1.72            936      2.63            1,202       3.98
 Commercial...............................           964       2.79          1,132      3.18              438       1.45
 Non-residential..........................           601       1.74            319       .89              212        .70
                                                --------    -------       --------   -------         --------     ------
     Total real estate loans..............         9,642      27.92          7,797     21.91            6,133      20.29
 Consumer and other.......................         3,015       8.73          3,406      9.57            2,479       8.20
                                                --------    -------       --------   -------         --------     ------
     Total fixed-rate loans...............        12,657      36.65         11,203     31.48            8,612      28.49
                                                --------    -------       --------   -------         --------     ------

Adjustable-Rate Loans:
---------------------
 Real estate:
 One- to four-family......................        18,503      53.57         20,812     58.49           19,105      63.19
 Commercial...............................           686       1.99            696      1.96               33        .11
 Non-residential..........................         1,732       5.01          1,918      5.39            1,517       5.02
                                                --------    -------       --------   -------         --------     ------
     Total real estate loans..............        20,921      60.57         23,426     65.84           20,655      68.32
 Consumer and other.......................           959       2.78            953      2.68              966       3.19
                                                --------    -------       --------   -------         --------     ------
     Total adjustable-rate loans..........        21,880      63.35         24,379     68.52           21,621      71.51
                                                --------    -------       --------   -------         --------     ------
     Total loans..........................        34,537     100.00%        35,582    100.00%          30,233     100.00%
                                                ========    =======       ========   =======         ========     ======

Less:
----
 Loans in process.........................             -                        (6)                        (1)
 Deferred fees and........................
     origination costs....................           (10)                        3                         15
 Allowance for loan losses................          (398)                     (324)                      (285)
                                                --------                  --------                   --------
     Total loans receivable, net..........      $ 34,129                  $ 35,255                   $ 29,962
                                                ========                  ========                   ========

One- to Four-Family Mortgage Loans. The Bank's primary lending activity is the origination for its portfolio of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank's market area. Loans are generated through the Bank's marketing efforts, its existing customers and referrals, real estate brokers, builders and local businesses. The Bank generally has limited its real estate loan originations to the financing of properties located within its market area, although it has from time to time in the past purchased loans secured by properties located outside of its market area. The average principal balance of the loans in the Bank's one- to four-family residential mortgage loan portfolio was approximately $38,200 at June 30, 1999. At June 30, 1999, the Bank had $25.5 million, or 73.7% of its total loan portfolio, invested in mortgage loans secured by one- to four-family residences.

The Bank originates fixed-rate residential one- to four-family loans with terms of up to 30 years. As of June 30, 1999, $7.0 million, or 20.2% of the Bank's loan portfolio, consisted of fixed-rate residential one- to four-family loans. The Bank's fixed-rate mortgage loans amortize monthly with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

The Bank also offers ARM loans for terms ranging up to 30 years. The Bank currently offers ARM loans that adjust every year, with interest rate adjustment limitations up to two percentage points per year and up to six percentage points over the life of the loan; however, a majority of the ARM loans in the Bank's portfolio have adjustment limitations of one percentage point per year and five percentage points over the life of the loan. Additionally, the Bank offers ARM loans that adjust annually after an initial lock-in term of three or five years has expired. In a rising interest rate environment, such rate limitations may prevent ARM loans from repricing to market interest rates, which would have an adverse effect on net interest income. The Bank has used different interest indices for ARM loans in the past, and currently uses the one year U.S. Treasury Index adjusted to a constant maturity, with margins of 275-350 basis points for agency conforming ARM loans. ARM loans secured by residential one- to four-family real estate totaled $18.5 million, or 53.6% of the Bank's total loan portfolio at June 30, 1999. The origination of fixed-rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, the Bank's interest rate gap position and loan products offered by the Bank's competitors. During fiscal year 1999, the Bank originated $4.6 million in fixed-rate residential mortgage loans and $3.4 million of ARM loans. During fiscal year 1998, the Bank originated $2.7 million of fixed-rate residential mortgage loans and $3.9 million of ARM loans. During fiscal year 1997, the Bank originated $1.8 million of fixed-rate residential mortgage loans and $3.2 million of ARM loans.

Regulations limit the amount that a bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. The Bank's lending policies generally limit the maximum LTV ratio of 80% of the lesser of the appraised value or the purchase price of the property securing the loan in the case of loans secured by one- to four-family owner-occupied properties. On conventional one- to four-family loans, the Bank will lend up to a 95% LTV ratio; however, loans with LTV ratios in excess of 80% may require private mortgage insurance and loans with LTV ratios in excess of 90%, with rare exceptions, require private mortgage insurance or additional readily marketable collateral.

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

Non-Residential Real Estate Lending. The Bank originates loans secured by farm residences and combinations of farm residences and farm real estate. At June 30, 1999, the non-residential real estate portfolio totaled $2.3 million, or 6.8% of total loans, all of which were secured by properties located in the Bank's market area. The principal balance of such loans in the Bank's portfolio ranged from approximately $5,700 to $241,000 at June 30, 1999. Non-residential real estate mortgage loans are generally made for terms of 15 to 20 years.

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

Commercial Real Estate Lending. The Bank occasionally originates loans secured by commercial real estate. At June 30, 1999, $1.7 million, or 4.8%, of the Bank's loan portfolio consisted primarily of two commercial real estate loans, which represented a purchased participation in a commercial real estate loan secured by a nursing home located in St. Peters, Missouri, a suburb of St. Louis, and a purchased loan secured by Super 8 Motel located in Trenton, Missouri, approximately 30 miles north of the Bank's main office. At June 30, 1999, these loans were performing in accordance to their terms.

Commercial real estate loans originated or purchased by the Bank may be either fixed or adjustable-rate loans with terms to maturity and amortization schedules of up to 30 years. Commercial real estate loans are written in amounts of up to 80% of the lesser of the appraised value of the property or the sales price.

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

Consumer and Other Lending.   Investors Federal originates a limited variety of
consumer loans, primarily direct automobile loans. The Bank currently originates substantially all of its consumer loans in its primary market area. The Bank also occasionally purchases consumer and other loans originated by other financial institutions. Such purchased loans include adjustable rate loans guaranteed by the SBA.

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


The Bank, in the past, has purchased FHA home improvement loans, which are fixed-rate with terms ranging from one to fifteen years. Principal and interest payments on such loans may be insured by cash reserves held by the issuer, in the event of default. At June 30, 1999, the Bank's purchased FHA home improvement loan portfolio consisted of four FHA loan packages, with fixed rates ranging between 9.25%- 10.25% in the aggregate amount of $593,000, representing 1.7% of the Bank's total loan portfolio.

The Bank also purchases adjustable rate loans guaranteed by the SBA, an independent agency of the Federal Government. Such loans are generally originated by financial institutions to small- and medium-sized businesses, with interest rates that adjust monthly or quarterly based on the prime rate. SBA-guaranteed loans generally have terms ranging from seven to 25 years depending on the use of the proceeds. The principal and interest on such loans is 90% insured by the Small Business Administration and the Bank has limited its purchases to the guaranteed portion of such loans. Such loans are generally sold at a premium to par value primarily due to the SBA's guarantee. As of June 30, 1999, the Bank's purchased SBA-guaranteed loan portfolio consisted of three loans in the aggregate amount of $934,000, representing 2.7% of the Bank's total loan portfolio.

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

Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At
June 30, 1999,   $38,000 in consumer loans were non-performing.  There can be no assurances, however, that delinquencies will not increase in the future.

Loan Maturity Schedule

The following schedule illustrates the contractual maturity and weighted average rates of the Bank's total loan portfolio at June 30, 1999. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of scheduled payments, possible prepayments or enforcement of due-on-sale clauses. The total amounts of loans due after June 30, 2000 that have predetermined interest rates is $11.7 million, and that have floating or adjustable rates is $21.7 million.


                                           Home improvement-                Multifamily,
                                                FHA &                       Commercial &
                                         One- to Four Family            Nonresidential Real Estate         Consumer and Other
                                       ------------------------     ----------------------------------     ------------------
                                                        Weighted                             Weighted                Weighted
                                                        Average                               Average                 Average
                                       Amount            Rate       Amount                     Rate        Amount       Rate
                                       ------          --------     ------                   ---------     ------    --------
                                                                        (Dollars in Thousands)

Due During Years Ending June 30,
----------------------------------

2000 (1)..........................    $   384           7.57%      $   22                       9.16%     $  701       8.81%
2001..............................        122           8.19            6                       8.75         513       9.93
2002..............................        252           8.14            -                          -         933       8.73
2003 to 2004......................      1,030           8.24          119                       7.96         651       9.61
2005 to 2009......................      4,524           8.29        1,640                       8.95          69       7.48
2010 to 2024......................     15,161           7.92        2,718                       8.32       1,054       6.78
2025 and following................      4,585           7.75            -                          -          53       7.06
                                      -------                      ------                                 ------
                                      $26,058           7.97%      $4,505                       8.54%     $3,974       8.48%
                                      =======                      ======                                 ======
                                                       Total
                                               ---------------------
                                                            Weighted
                                                            Average
                                               Amount        Rate
                                               ------       -------
Due During Years Ending June 30,
----------------------------------

2000 (1)..........................            $ 1,107         8.39%
2001..............................                641         9.59
2002..............................              1,185         8.61
2003 to 2004......................              1,800         8.72
2005 to 2009......................              6,233         8.46
2010 to 2024......................             18,933         7.91
2025 and following................              4,638         7.74
                                              -------
                                              $34,537         8.10%
                                              =======         ====

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

While the Bank originates both adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For fiscal year 1999, the Bank originated $8.0 million in fixed-rate loans and $3.8 million in adjustable-rate loans.

In order to supplement local loan demand, the Bank also has purchased loans in the secondary mortgage market. These loans have consisted of one- to four-family residential mortgage loans secured by property located in the State of Missouri, although the Bank's purchased loan portfolio includes seasoned one- to four-family residential mortgage loans secured by collateral located outside Missouri. At June 30, 1999, $7.0 million, or 20.3%, of the Bank's total loan portfolio consisted of purchased one- to four-family residential mortgage loans. During the year ended June 30, 1999, the Bank purchased $229,000 in one- to four-family residential mortgage loans, all of which were collateralized by properties located in the State of Missouri.

The Bank generally does not sell in the secondary mortgage market residential mortgage loans that it originates. In the years ended June 30, 1999, 1998 and 1997, the Bank did not sell any originated mortgage loans. The fixed rate residential one- to four-family mortgage loans originated by the Bank are generally underwritten in conformity with the criteria established by the FHLMC.

Set forth below is a table showing the Bank's loan originations, purchases, sales and repayments for the periods indicated.

                                                    Years Ended June 30,
                                                ----------------------------
                                                  1999       1998     1997
                                                ---------  --------  -------
                                                       (In Thousands)
Originations by Type:
--------------------
 Adjustable rate:
   Real estate - one- to four-family..........   $ 3,399   $ 3,943   $3,172
         - non-residential....................       195       798      119
   Non-real estate - consumer and commercial..       227       200      200
                                                 -------   -------   ------
          Total adjustable-rate...............     3,821     4,941    3,491
                                                 -------   -------   ------

 Fixed rate:
  Real estate - one- to four-family...........     4,649     2,683    1,848
        - non-residential.....................       394       161       65
         -commercial..........................        61       249       35
  Non-real estate - consumer and other........     2,897     4,331    2,755
                                                 -------   -------   ------
     Total fixed-rate.........................     8,001     7,424    4,703
                                                 -------   -------   ------
     Total loans originated...................    11,822    12,365    8,194
                                                 -------   -------   ------

Purchases:
---------
 Real estate - one- to four-family............       229     2,707    1,655
        - multifamily (5 or more).............         -       600        -
        - commercial..........................         -     1,350        -
 Non-real estate - consumer...................         -         -      904
                                                 -------   -------   ------
    Total loans purchased.....................       229     4,657    2,559
                                                 -------   -------   ------

Sales and Repayments:
--------------------
 Real estate - one- to four-family............         -         -        -
                                                 -------   -------   ------
     Total loans sold.........................         -         -        -
 Principal repayments.........................    12,952    11,609    9,198
                                                 -------   -------   ------
      Total reductions........................    12,952    11,609    9,198
Increase (decrease) in other items, net.......      (144)      (65)      (3)
                                                 -------   -------   ------
       Net increase (decrease)................   $(1,045)  $ 5,348   $1,552
                                                 =======   =======   ======

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

With respect to consumer loans, a delinquent notice is sent requesting payment five days after the due date. If payment is not made by the 30th day after it is due, the Bank sends a right to cure letter by certified mail and by regular mail. If consumer loans are not resolved by 90 days, the account is put on non-accrual status and repossession and /or legal action is normally initiated. Real estate loans of 60 days or more past due and consumer loans of 30 days or more past due are reported monthly to the Board of Directors. For both consumer loans and real estate loans, the Bank officer has authority to begin foreclosure and/or repossession procedures at any time he feels it necessary or advisable. At June 30, 1999, the percentage of total loans delinquent 90 days or more to total loans was 1% and the percentage of total loans delinquent 60 to 89 days to total loans was .5%.

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

Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair value, less estimated selling expenses. Any further write-down of real estate owned is charged against earnings. At June 30, 1999, the Bank had no property classified as real estate owned.

The following table sets forth information with respect to the Bank's delinquent loans at June 30, 1999.

                                                       Loans Delinquent For
                               --------------------------------------------------------------------
                                             60-89 Days                      90 Days and Over             Total Delinquent Loans
                               ----------------------------------      ----------------------------     --------------------------
                                                         Percent                           Percent                        Percent
                                                         of Loan                           of Loan                        of Loan
                                   Number     Amount     Category      Number    Amount    Category     Number   Amount   Category
                                   ------     ------     --------      ------    ------    --------     ------   ------   --------
                                                                     (Dollars in Thousands)
Real Estate:
   One- to four-family.....            3         124         .49%           2       107        .42%          5      231        .91%
   Nonresidential real
    estate.................            -           -           -            3       186       7.97           3      186       7.97
   Consumer................            6          43        1.08            8        38        .96          14       81       2.04
                                              ------
   Home Improvement-FHA....            -           -           -            2        25       4.22           2       25       4.22
                                   -----      ------                   ------    ------                 ------   ------
      Total................            9        $167         .48%          15      $356       1.03%         24     $523       1.51%
                                   =====      ======                   ======    ======                 ======   ======

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

                                                                            At June 30,
                                                               -----------------------------------
                                                                1999           1998          1997
                                                               ------         ------        ------
                                                                      (In thousands)
Non-accruing loans:
   One- to four-family....................................      $ 107          $ 203         $  57
   Nonresidential real estate.............................        186            141           146
   Consumer...............................................         38             10            21
   Home Improvement-FHA...................................         25            141             -
                                                               ------        -------       -------
      Total...............................................      $ 356          $ 495         $ 224
                                                               ======         ======        ======
Total non-accruing loans as a percentage to total assets..        .51%           .65%          .37%
                                                               ======         ======        ======

For the year ended June 30, 1999, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $31,019. The amount that was included in interest income on such loans was $20,550 for the year ended June 30, 1999.

Classified Assets.   Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the OCC to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full" on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

On the basis of management's review of its assets, at June 30, 1999, the Bank had classified a total of $288,000 of its loans and other assets as follows:

                                                  At June 30,
                                        --------------------------------
                                                 (In Thousands)

                                         1999          1998         1997
                                        -----         -----        -----
          Special Mention..........     $   -         $   -        $   -
          Substandard..............       288           223          210
          Doubtful.................         -             1           16
          Loss.....................         -             4            2
                                        -----         -----        -----
             Total.................     $ 288         $ 228        $ 228
                                        =====         =====        =====
          General loss allowance...     $ 398        $ 324         $ 285
          Specific loss allowance..     $   -        $   -         $   -
                                        =====        =====         =====
          Charge-offs..............     $ 144        $  65         $   3
                                        =====        =====         =====

Other Loans of Concern. In addition to the non-performing loans set forth in the tables above, as of June 30, 1999, there were no loans classified by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value minus estimated cost to sell. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 1999, the Bank had no properties that were acquired through foreclosure.

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At June 30, 1999, the bank had a total allowance for loan losses of $398,000, representing 111.8% of total non-performing loans and 1.17% of the Bank's loans receivable, net.

During the fiscal years ending June 30, 1996 and 1997, the Bank purchased $1.4 million of FHA Title 1 Home loans from three separate servicers. As of June 30, 1999, the current book value is $593,000, reflecting charge offs of seven loans totaling $140,000, scheduled repayments and prepayments of principal. During fiscal year 1999, the Bank was notified by one of the servicers that FHA reserves established to cover uncollectible loans may be inadequate. Close evaluation of the loans by management during fiscal year 1999 resulted in an increase of the provision for loan losses in the amount of $233,000. Prior to June 30, 1999, the Bank entered into an agreement to sell the portion of the loans with inadequate FHA reserves, and subsequent to June 30, 1999, consummated the sale. The loans were sold for more than their carrying value resulting in a reduction to the provision for loan losses in the amount of $51,000, effective as of June 30, 1999. Management believes the remaining allowance for loan losses is adequate to cover the current balance of FHA Title 1 Home loans.

The following table sets forth the allocation for loan losses by category at the dates indicated:



                                                                          At June 30,
                                 ------------------------------------------------------------------------------------------------
                                               1999                            1998                            1997
                                 -------------------------------   ------------------------------   -----------------------------
                                                        Percent                          Percent                          Percent
                                                        of Loans                         of Loans                         of Loans
                                              Loan      in Each                Loan      in Each                 Loan     in Each
                                 Amount of   Amounts    Category   Amount of  Amounts    Category   Amount of   Amounts   Category
                                 Loan Loss     by       to Total   Loan Loss    by       to Total   Loan Loss      by     to total
                                 Allowance   Category    Loans     Allowance  Category    Loans     Allowance   Category   Loans
                                 --------    --------   --------   ---------  --------   --------   ---------   --------  --------
                                                                      (Dollars in Thousands)
One- to four-family............      $274     $25,465      73.73%       $271   $25,633      72.04%       $236    $23,386     77.35%
Multifamily (5 or more)........         -         522       1.51           -       589       1.65           -          -         -
Home improvement-FHA...........        70         593       1.72           -       936       2.63           -      1,202      3.98
Commercial real estate.........         -       1,650       4.78           -     1,828       5.14           -        471      1.56
Non-residential real estate ...        14       2,333       6.76          14     2,237       6.29          15      1,729      5.72
Consumer and other.............        40       3,974      11.50          39     4,359      12.25          34      3,445     11.39
                                 --------    --------   --------   ---------  --------   --------   ---------   --------  --------
 Total.........................      $398     $34,537     100.00%       $324   $35,582     100.00%       $285    $30,233    100.00%
                                 ========    ========   ========   =========  ========   ========   =========   ========  ========

The following table sets forth information with respect to the Bank's allowance for loan losses for the periods indicated.

                                                                As of June 30,
                                                    -------------------------------------
                                                      1999           1998           1997
                                                    -------        -------        -------
                                                            (Dollars in Thousands)
Balance at beginning of period                      $   324        $   285        $   283
                                                    -------        -------        -------
Charge-offs:
 Home improvement-FHA..........................        (140)             -              -
 Consumer and other............................          (4)           (65)            (3)
Recoveries:....................................
 Consumer and other............................           6             13              5
                                                    -------        -------        -------
Net charge-offs................................        (138)           (52)             2
Additions charged to operations................         212             91              -
                                                    -------        -------        -------
Balance at end of period.......................     $   398        $   324        $   285
                                                    =======        =======        =======
Ratio of net charge-offs during the period to
 average loans outstanding during the period...         .39%           .15%          (.01%
                                                    =======        =======        =======
Ratio of net charge-offs during the period to
 average non-performing assets.................      (40.83%)       (18.34%)        (1.13%
                                                    =======        =======        =======

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

Mortgage-backed Securities. The Bank purchases mortgage-backed securities primarily to supplement its lending activities, to generate positive interest rate spreads on large principal balances with minimal administrative expense, to lower the credit risk of the Bank as a result of the guarantees provided by Freddie Mac, Fannie Mae and GNMA and to generally assist in managing the interest rate risk of the Bank. The Bank has invested primarily in federal agency securities, principally Freddie Mac, Fannie Mae, and GNMA obligations.
In addition, the Bank invests in collateralized mortgage obligations ("CMOs") and participations in Small Business Administration pools. Included in the Bank's mortgage-backed securities portfolio are real estate mortgage investment conduits which mature in 2007 through 2028 and have adjusting interest rates based on a variety of interest rate indices. At June 30, 1999, the Bank's investment in mortgage-backed securities totaled $21.1 million, or 30.1% of its total assets. At June 30, 1999, all of the Bank's mortgage-backed securities were classified as available-for-sale. The portfolio had coupon rates ranging from 5.49% to 8.72% and had a weighted average rate of 6.42% at June 30, 1999.

The estimated fair value of the Bank's mortgage-backed securities available for sale at June 30, 1999, was $21.1 million.

The Freddie Mac, Fannie Mae and GNMA certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, single-family residential mortgages issued by these government-sponsored entities. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed rate or adjustable rate, as well as prepayment risk, are passed on to the certificate holder. Freddie Mac provides the certificate holder a guarantee of timely payments of interest and ultimate collection of
principal, whether or not they have been collected.   GNMA's guarantee to the
holder of timely payments of principal and interest is backed by the full faith and credit of the United States Government. Fannie Mae is a private corporation chartered by Congress which guarantees the timely payment of principal and interest on Fannie Mae securities, which are indirect obligations of the United States Government. At June 30, 1999, $6.4 million of the Bank's CMOs and REMICs were guaranteed by Fannie Mae or Freddie Mac, and the remaining $2.1 million of CMOs and REMICs were guaranteed by private mortgage insurance companies.

Collateralized mortgage obligations include real estate mortgage investment conduits, and are securities created by segregating or partitioning cash flows from mortgage pass-through securities or from pools of mortgage loans. CMOs provide a broad range of mortgage investment vehicles by tailoring cash flows from mortgages to meet the varied risk and return preferences of investors.
CMOs are typically issued by a special purpose entity that may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. REMICs may be sponsored by private issuers, such as mortgage bankers or money center banks, or by U.S. Government agencies and government-sponsored entities. At June 30, 1999, the Bank's portfolio of REMICs included an investment in the Huntington Residential Mortgage Trust, which consists of a pool of fixed-rate mortgage loans. At June 30, 1999, the aggregate book value and aggregate market value of the Bank's investment in this security was $215,303. CMOs are collateralized by mortgage loans or mortgage-backed securities that are transferred to the CMO trust or pool by a sponsor. The issue is structured so that collections from underlying collateral provide a cash flow to make principal and interest payment on the obligation, or "tranches," of the issuer. The Bank's investment in CMOs is in the fixed rate classes with scheduled repayments and weighted average lives ranging up to five years at the time of purchase, and in the floating rate classes which reset monthly based on the applicable index.

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

Of the Bank's $21.1 million mortgage-backed securities portfolio at June 30, 1999, substantially all had contractual maturities over six years. The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally are the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank's mortgage-backed securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) prorata by all securities holders, the cash flow from the mortgages or mortgage-backed securities underlying REMICs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of REMICs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

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

Loans in a pool must be fully disbursed and current when the pool is formed and the minimum aggregate principal balance of the guaranteed portion outstanding at the time of certificate issuance is $1.0 million. At least four guaranteed portions are in each pool and no individual loan may constitute more than 25% of the pool. The pools are closed end with no substitutions of guaranteed portions that prepay or default.

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

                                                                   Years Ended June 30,
                                                          --------------------------------------
                                                           1999            1998            1997
                                                          ------          ------          ------
                                                                      (In thousands)
Purchases:
---------
 Adjustable-rate mortgage-backed securities (1)..        $ 2,785         $ 6,985          $  726
 Mortgage related securities:
  CMO/REMIC-adjustable-rate......................            250           9,025           2,367
  CMO/REMIC-fixed rate...........................          2,900
  SBA pools-adjustable-rate......................              -           2,191           3,166
  SBA pools-fixed-rate...........................              -               -               -
                                                         -------         -------          ------
    Total purchases..............................          5,935          18,201           6,259

Sales:
-----
Adjustable-rate mortgage-backed securities (1)...            802             489           1,336
Mortgage related securities:
   CMO/REMIC-adjustable-rate.....................            442             970             500
   SBA pools-adjustable-rate.....................            500               -               -
                                                         -------         -------          ------
      Total sales................................          1,744           1,459           1,836

Principal Repayments:
--------------------
 Adjustable-rate mortgage-backed securities (1)..          5,112           2,152           1,428
 Mortgage related securities:
   CMO/REMIC-adjustable-rate.....................          4,018           1,949             282
   CMO/REMIC-fixed-rate..........................            283               -               7
   SBA pools-adjustable-rate.....................          2,649           1,692           1,104
   SBA pools-fixed-rate..........................            140             168             180
                                                         -------         -------          ------
     Total principal repayments..................         12,202           5,961           3,001

Increase (decrease) in other items, net..........           (350)            212             108
 Net increase (decrease).........................        $(8,361)        $10,993          $1,530
                                                         =======         =======          ======

__________________
(1)   Consists of pass-through securities.

The following table sets forth the composition of the Bank's mortgage-backed securities portfolio at the date indicated.

                                                           At June 30,
                                 ----------------------------------------------------------
                                       1999                 1998                 1997
                                 ----------------     ----------------     ----------------
                                  Book     % of        Book     % of        Book     % of
                                  Value    Total       Value    Total       Value    Total
                                 -------  -------     -------  -------     -------  -------
                                                    (Dollars in Thousands)
Mortgage-backed securities
 held-to-maturity:
 GNMA.......................     $     -       -%     $     -       -%     $     -       -%
 Fannie Mae.................                   -            -       -            -
   Freddie Mac..............           -       -            -       -            -       -
 CMOs/REMICs................           -       -            -       -            -       -

Mortgage-backed securities
 available for sale:
 GNMA.......................       3,027   14.32%       2,842    9.64%       1,220    6.59%
 Fannie Mae.................       2,869   13.58        5,626   19.08        3,183   17.20
 Freddie Mac................       1,151    5.45        1,756    5.95        1,520    8.22
 CMOs/REMICs................       8,492   40.18       10,733   36.39        4,596   24.84
 SBA pools..................       5,370   25.41        8,282   28.08        7,786   42.09
                                 -------  ------      -------  ------      -------  ------
                                  20,909   98.94%      29,239   99.14%      18,305   98.94%

Unamortized premium
 (discounts), net...........         225    1.06          256     .86          196    1.06
                                 -------  ------      -------  ------      -------  ------
  Total                          $21,134  100.00%     $29,495  100.00%     $18,501  100.00%
                                 =======  ======      =======  ======      =======  ======

--------------

Other Investments. At June 30, 1999, the Bank's investment securities other than mortgage-backed securities consisted of federal agency obligations, municipal bonds, FHLB stock and other FHLB interest-earning assets, FRB stock, Fannie Mae & Freddie Mac Preferred Stock, ABN AMRO Capital Trust II stock and interest-earning deposits with other financial institutions. In addition, in recent years, the Bank has also invested in certain mutual funds whose assets conform to the investments that a national bank is otherwise authorized to make directly. The Bank's investments in mutual funds includes an investment in the Federated United States Government Securities Fund. As of June 30, 1999, the aggregate book value and aggregate market value of the Bank's investment in this mutual fund was $399,300.

OCC regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 10% of the Bank's unimpaired capital and surplus. At June 30, 1999, the Bank was in compliance with this regulation.

The following table sets forth the composition of the Company's investment securities, net of premiums and discounts, at the dates indicated.

                                                                         At June 30,
                                                ---------------------------------------------------------
                                                       1999                1998               1997
                                                -----------------     ---------------     ---------------
                                                  Book     % of        Book    % of        Book    % of
                                                 Value     Total      Value    Total      Value    Total
                                                --------  -------     ------  -------     ------  -------
                                                                  (Dollars in Thousands)
Investment securities held to maturity:
 Federal agency obligations................     $     -        -%     $    -       -%     $  496    6.31%
 Municipal Bonds...........................          30      .25         245    3.61         215    2.73
 Bankers Acceptances.......................           -        -           -       -         998   12.69
 US Treasury Notes.........................           -        -           -       -         500    6.36
                                                -------   ------      ------  ------      ------  ------
     Subtotal..............................          30      .25         245    3.61       2,209   28.09
Investment securities available for sale:..
Municipal Bonds............................         606     5.09           -       -           -       -
Freddie Mac Zero Coupon Bond...............         296     2.49         573    8.43          93    1.18
Federal agency obligations.................       3,443    28.92         599    8.82       1,575   20.02
Corporate Bonds............................       1,098     9.22           -       -           -       -
                                                -------   ------      ------  ------      ------  ------
     Subtotal..............................       5,473    45.97       1,417   20.86       3,877   49.29
Equity securities:
 Common stock..............................         468     3.93           -       -           -       -
 FHLB stock................................       1,687    14.17       1,554   22.87         814   10.35
 FRB stock.................................          84      .71          83    1.22          83    1.06
 Mutual funds..............................       1,551    13.03       1,491   21.95       1,395   17.72
 Fannie Mae preferred stock................       1,034     8.69       1,045   15.38       1,034   13.15
 Freddie Mac preferred stock...............       1,166     9.79         689   10.14         663    8.43
 ABN AMRO Cap Trust stock..................         470     3.95
 Merrill Lynch Preferred stock.............           -        -         515    7.58           -       -
 Unamortized premium
 (discounts), net..........................         (28)    (.24)          -       -           -       -
                                                -------   ------      ------  ------      ------  ------
   Total debt and equity securities........     $11,905   100.00%     $6,794  100.00%     $7,866  100.00%
Average remaining life of
 debt securities...........................        10.17 YEARS           9.92 YEARS          3.74 YEARS

Other interest-earning assets:
 Interest-earning deposits.................     $ 1,325   100.00%     $2,995  100.00%     $2,422  100.00%
 Certificates of deposit...................           -        -           -       -           -       -
                                                -------   ------      ------              ------  ------
    Total..................................     $ 1,325   100.00%     $2,995  100.00%     $2,422  100.00%
                                                =======   ======      ======  ======      ======  ======

Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Company's debt securities at June 30, 1999.

                                                    At June 30, 1999
                                  -------------------------------------------------
                                  Less than      1 to 5      5 to 10        Over
                                    1 Year        Years       Years       10 Years      Total Investment Securities
                                   -------       -------     -------      ---------     ---------------------------
                                    Book          Book        Book          Book            Book            Market
                                    Value         Value       Value         Value           Value           Value
                                   -------       -------      ------      ---------       --------         --------
                                                               (Dollars in Thousands)
Municipal securities.........       $    -        $    -      $  235        $   401        $   636          $   636
Federal agency obligations...                      2,224       1,219              -          3,443            3,443
Mortgage-backed securities...            -             -       1,906         19,228         21,134           21,134
Banker's acceptance..........            -           352           -            746          1,098            1,098
FHLB zero coupon bond........            -             -           -            296            296              296
                                    ------        ------      ------        -------        -------          -------
Total investment securities..       $    -        $2,576      $3,360        $20,671        $26,607          $26,606
                                    ======        ======      ======        =======        =======          =======
Weighted average yield.......            -%         6.14%       6.11%          6.25%          6.22%            6.22%

Sources of Funds

General. The Bank's primary sources of funds are deposits, receipt of principal and interest on loans and securities, FHLB advances, and other funds provided from operations.

FHLB advances are used to support lending activities and to assist in the Bank's asset/liability management strategy. Typically, the Bank does not use other forms of borrowings. At June 30, 1999, the Bank had $26.7 million in FHLB advances.

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

The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest-rate conscious. The Bank endeavors to manage the pricing of its deposits in keeping with its profitability objectives giving consideration to its asset/liability management. Notwithstanding the foregoing, a significant percentage of the Bank's deposits are for terms of less than one year. At June 30, 1999, $15.1 million, or 69.6% of the Bank's certificates of deposit were in certificates of deposit with terms of 12 months or less. The Bank believes that upon maturity most of these deposits will remain at the Bank. The ability of the Bank to attract and maintain savings accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

Savings Portfolio

The following table sets forth the dollar amount of savings deposits with various types of deposit programs offered by the Bank at the periods indicated.

                                                                      At June 30,
                                                ------------------------------------------------------
                                                       1999              1998              1997
                                                ----------------   ----------------   ----------------
                                                Amount   Percent   Amount   Percent   Amount   Percent
                                                -------  -------   -------  -------   -------  -------
                                                                (Dollars in Thousands)
Transaction Accounts and Savings Deposits:
-----------------------------------------

Savings deposits............................    $ 2,684     7.55%  $ 2,572     7.28%  $ 2,526     7.21
Demand and NOW deposits.....................      4,269    11.97     4,295    12.16     4,165    11.89
Money market deposit accounts...............      6,879    19.31     6,830    19.33     6,982    19.92
                                                -------   ------   -------   ------   -------   ------

Total non-certificate accounts..............     13,832    38.83    13,697    38.77    13,673    39.02
                                                -------   ------   -------   ------   -------   ------

Certificates:
------------

0.00 - 3.99%................................         64      .18         -        -         8      .02
4.00 - 5.99%................................     19,513    54.79    18,558    52.52    17,252    49.23
6.00 - 7.99%................................      2,130     5.98     2,966     8.39     4,014    11.45
8.00 - 9.99%................................          -        -        34      .10        33      .10
                                                -------            -------   ------   -------   ------
Total certificates..........................     21,707    60.95    21,558    61.01    21,307    60.80
                                                -------   ------   -------   ------   -------   ------
Accrued interest............................         80      .22        79      .22        64      .18
                                                -------   ------   -------   ------   -------   ------
Total deposits..............................    $35,619   100.00%  $35,334   100.00%  $35,044   100.00%
                                                =======   ======   =======   ======   =======   ======

The following table sets forth the deposit activities of the Bank for the periods indicated:

                                    Years Ended June 30,
                                 --------------------------
                                 1999       1998       1997
                                 ----       ----       ----
                                       (In thousands)
Opening balance..............  $ 35,255   $ 34,980   $ 35,495
Deposits.....................    80,912     76,064     81,054
Withdrawals..................   (81,742)   (76,937)   (82,781)
Interest Credited............     1,114      1,148      1,212
                               --------   --------   --------

Ending balance...............  $ 35,539   $ 35,255   $ 34,980
                               ========   ========   ========

Net increase (decrease)......  $    284   $    275   $   (515)
                               ========   ========   ========

Percent increase (decrease)..       .81%       .79%    (1.45)%
                               ========   ========   ========

Time Deposit Maturity Schedule

The following table shows weighted average rate and maturity information for the Bank's certificates of deposit as of June 30, 1999.

                                                       Weighted
          Certificate accounts maturing in     Total    Average   Percent of
          --------------------------------
          quarter ending:                     Balance    Rate        Total
          --------------                      -------  ---------  -----------
                                              (Dollars in Thousands)

          September 30, 1999..............    $ 5,178      5.06%       23.88%
          December 31, 1999...............      4,531      5.02        20.87
          March 31, 2000..................      2,753      5.40        12.68
          June 30, 2000...................      2,652      5.43        12.21
          September 30, 2000..............      1,110      5.42         5.11
          December 31, 2000...............      1,197      5.54         5.51
          March 31, 2001..................        768      5.66         3.54
          June 30, 2001...................        928      5.38         4.27
          September 30, 2001..............        475      5.16         2.19
          December 31, 2001...............        287      5.00         1.32
          March 31, 2002..................        259      5.42         1.19
          June 30, 2002...................        435      5.47         2.00
          Thereafter......................      1,134      5.43         5.23
                                              -------                 ------
             Total.................           $21,707      5.25       100.00%
                                              =======                 ======

The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1999.

                                                            Maturity
                                    --------------------------------------------------
                                    3 Months    Over 3 to 6    Over 6 to 12    Over 12
                                    or less       Months          Months       Months       Total
                                    --------    -----------    ------------    -------     -------
                                                     (Dollars in Thousands)
Certificates of deposit less
 than $100,000..................      $4,397         $4,142          $4,791     $5,887     $19,217
Certificates of deposit of
 $100,000 or more...............       1,264            216             363        418       2,261
Public Funds (1)................          76             81              50         22         229
                                      ------         ------          ------     ------     -------
 Total certificates of deposit..      $5,737         $4,439          $5,204     $6,328     $21,708
                                      ======         ======          ======     ======     =======

--------------------
(1)  Deposits from governmental and other public entities.

Borrowings. Investors Federal's borrowings historically have consisted of advances from the FHLB of Des Moines. Such advances may be made pursuant to different credit programs, each of which has its own interest rate and range of maturities. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory collateral requirements. At June 30, 1999, the Bank had $26.7 million in advances from the FHLB with maturities from July 1999 to May 2014, which included a Fed Funds line of credit from the FHLB of $3.5 million. The line of credit's interest rate is based upon the FHLB's average Fed Funds rate plus 20 basis points, and adjusts daily. As of June 30, 1999, the interest rate on the line of credit was 5.86%. The Bank has the ability to purchase additional capital stock from the FHLB.

For the years ended June 30, 1999, 1998, and 1997, the Bank had maximum balances of FHLB advances of $33.7 million, $31.1 million, and $16.3 million, respectively. The average balances of such advances for such periods were $29.7 million, $22.2 million, and $12.8 million for the years ended June 30, 1999, 1998, and 1997, respectively. For such periods, the Bank did not have any other borrowings or any securities sold under agreements to repurchase. At June 30, 1999, 1998, and 1997, the Bank's balance of FHLB advances was $26.7 million, $31.1 million, and $16.3 million, respectively, and the weighted average interest rate of such advances was 5.56%, 5.86%, and 6.25%, respectively.

Employees

At June 30, 1999, the Bank had 14 full-time and 8 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Service Corporation Activities

The Bank is able to invest unlimited amounts in subsidiaries that are engaged in activities in which the parent bank may engage. In addition, a national bank may invest limited amounts in subsidiaries that provide banking services, such as data processing, to other financial institutions. At June 30, 1999, Investors Federal had one subsidiary, Investors Federal Service Corporation, a Missouri corporation, which was established in June 1992 for the primary purpose of offering credit life, health and accident insurance to its customers. The Bank is now offering such products directly and the subsidiary is largely inactive.

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

The OCC, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OCC and the other federal banking agencies have also proposed additional guidelines on quilty and earnings standards. No assurance can be given as to whether or in what form the proposed regulations will be adopted.

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

The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, ranging from 0% to .27% of deposits, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of core capital to risk-weighted assets of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than adequately capitalized (i.e., a core capital or core capital to risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semiannual assessment period.

The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less that the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

In September 1997, Congress enacted legislation to recapitalize the SAIF by a one-time assessment on SAIF-insured deposits held as of March 31, 1996. The assessment was 65.7 basis points per $100 in deposits, payable on November 30, 1996. For the Bank, the assessment amounted to $226,000, based on the Bank's deposits held as of March 31, 1995. In addition, beginning January 1, 1999, pursuant to the legislation, interest payments on FICO bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation will be paid jointly by BIF-insured institutions and SAIF-insured institutions. The FICA assessment is 1.29 basis points per $100 in BIF deposits and 6.44 basis points per $100 in SAIF deposits. Beginning January 1, 2000, the FICO interest payments will be paid pro-rata by banks and thrifts based on deposits (approximately 2.4 basis points per $100 in deposits).

The legislation further provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Several bills have been introduced in the current Congress that would eliminate the federal thrift charter and OTS. The bills would require that all federal savings associations convert to national banks or state depository institutions by no later than January 1, 1999 in one bill and June 30, 1999 in the other and would treat all state savings associations as state banks for purposes of federal banking laws. Subject to a narrow grandfathering, all savings and loan holding companies would become subject to the same regulation as bank holding companies under the pending legislative proposals. Under such proposals, any lawful activity in which a savings association participates would be permitted for up to two years following the effective date of its conversion to the new charter, with two additional one-year extensions which may be granted as the discretion of the regulator. The legislative proposals would also abolish the OTS and transfer its functions to the federal bank regulators with respect to the institutions and to the Federal Reserve Board with respect to the regulation of holding companies. The Bank is unable to predict whether the legislation will be enacted or, given such uncertainty, determine the extent to which the legislation, if enacted, would affect its business. The Bank is also unable to predict whether the SAIF and BIF funds will eventually be merged.

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

The OCC has revised its risk-based capital requirements to permit the OCC to require higher level capital for an institution in light of its interest rate risk. In addition, the OCC has proposed that a bank's interest rate risk exposure would be quantified using either the measurement system set forth in the proposal or the institution's internal model for measuring such exposure, if such model is determined to be adequate by the institution's examiner. Small institutions that are highly capitalized and have minimal interest rate risk, would be exempt from the rule unless otherwise determined by the OCC.

Regulatory Agreement

On July 22, 1999, the Bank entered into a Memorandum of Understanding (the "MOU") with the Comptroller of the Currency (the "OCC"), whereby the Bank has agreed to take certain actions in response to concerns raised by the OCC. The MOU is not a formal supervisory action by the OCC. The Bank has agreed, within 90 days after the date of the MOU, to appoint a new chief executive officer to replace Earle Teegarden, who resigned as chief executive officer as of April 30, 1999, and to have that chief executive officer prepare a report to the board of directors regarding the Bank's management structure. The appointment of the new chief executive officer is subject to the review and possible disapproval of the OCC. The Bank has also agreed to establish, revise and/or implement policies and procedures relating to interest rate risk management, liquidity, asset/liability management, investments and certain compliance programs. The Bank expects to implement the steps necessary to ensure that the MOU is complied with. Failure to do so could result in the OCC seeking formal supervisory action. Compliance with the MOU is not expected to have a material impact on the Bank.

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

Prompt Corrective Action. The OCC is authorized and, under certain circumstances required, to take certain actions against national banks that fail to meet their capital requirements. The OCC is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OCC may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OCC is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

Any national banking association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the Bank. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OCC must appoint a receiver (or conservator with the concurrence of the FDIC) for a bank, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized bank is also subject to the general enforcement authority of the OCC, including the appointment of a conservator or a receiver.

The OCC is also generally authorized to reclassify a bank into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The imposition by the OCC of any of these measures on the Bank may have a substantial effect on the Bank's operations and profitability and the value of the Company's Common Stock.


Limitations on Dividends and Other Capital Distributions

The Bank's ability to pay dividends are governed by the National Bank Act and OCC regulations. Under such statute and regulations, all dividends by a national bank must be paid out of current or retained net profits, after deducting reserves for losses and bad debts. The National Bank Act further restricts the payment of dividends out of net profits by prohibiting a national bank from declaring a dividend on its shares of common stock until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until one-tenth of the Bank's net profits for the preceding half year in the case of quarterly or semiannual dividends, or the preceding two half-year periods in the case of annual dividends, are transferred to the surplus fund. In addition, the prior approval of the OCC is required for the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for the year combined with its net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

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

The federal banking agencies, including the OCC, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in 1999 and received a rating of "satisfactory record of meeting community credit needs."

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

Interstate Banking and Branching. On September 29, 1994, the Reigle-Neal Interstate Banking and Branching Act of 1994 (the "Act") was enacted to ease restrictions on interstate banking. The Act allows the FRB to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of the bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Act also prohibits the FRB from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% statewide concentration limit contained in the Act.

Additionally, as of June 1, 1999, the federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opts out of the Act by adopting a law after the date of enactment of the Act and prior to June 1, 1999 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

The Act authorizes the OCC and FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. The Act also requires the appropriate federal banking agencies to prescribe regulations by June 1, 1999 which prohibit any out-of-state bank from using the interstate branching authority primarily for the
purpose of deposit production.   These regulations must include guidelines to
ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.

Dividends. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized." See "Regulatory Capital Requirements."

Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, has a safety and soundness examination rating of at least a "2" and is not subject to any unresolved supervisory issues. See "Supervisory Agreement" elsewhere in this form 10-KSB.

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

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1999, the Bank was in compliance with these reserve requirements.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 1999, the Bank had $1.7 million (at cost) of FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 7.05% and were 6.44% for fiscal 1999. For the fiscal year ended June 30, 1999, dividends paid by the FHLB of Des Moines to
the Bank totaled approximately       $108,000 which constitutes a $29,000
increase over the amount of dividends received in fiscal year 1998. No assurance can be given that such dividends will continue in the future at such levels. The Bank currently intends to remain a member of the FHLB of Des Moines.

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


Federal and State Taxation

Federal Taxation. In addition to the regular income tax, corporations, including the Bank, are generally subject to minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operation losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, such as the Bank, were also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax over $2 million.

The Company and its subsidiaries filed separate federal income tax returns on a fiscal year basis using the cash method of accounting.

Neither the Company nor its subsidiary has been audited by the IRS with respect to their federal income tax returns during the last ten years. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Company) would not result in a deficiency which could have a material adverse effect on the financial condition of the Company on a consolidated basis.

State Taxation. Missouri-based banks such as the Bank, are subject to a special financial institutions tax, based on net income without regard to net operating loss carryforwards, at the rate of 7% of net income. This tax is in lieu of certain other state taxes on banks, on their property, capital or income, except taxes on tangible personal property owned by the Bank and held for losses or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales taxes and use taxes. In addition, the Bank is entitled to credit against this tax, all taxes paid to the State of Missouri or any political subdivision, except taxes on tangible personal property owned by the Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales and use taxes, and taxes imposed by the Missouri Financial Institutions Tax Law.

The Company's accounting activities are maintained on an in-house computer system.

Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Item 2.  Description of Properties
         -------------------------

     The Bank conducts its business through its main office, located in Chillicothe, Missouri and two branch offices, one located in Hamilton and one located in Gallatin, Missouri. The following table sets forth information relating to the Bank's offices as of June 30, 1999. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at June 30, 1999 was $368,000.

                                                  Total
                                               Approximate    Net Book Value
                                     Date        Square      of Real Estate at
     Location                      Acquired     Footage        June 30, 1999
-----------------                  --------     -------        -------------
Main Office:                         1966        3,910            $226,000
522 Washington Street
Chillicothe, Missouri 64601

Branch Offices:                     Leased         660                   -
400 North Main                    (month-to-
Gallatin, Missouri 64640            month)

304 North Davis                      1975        1,458            $ 16,000
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


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1999.

                                    PART II


Item 5.  Market for the Registrant's Common Stock and Related Security Holder
         --------------------------------------------------------------------
Matters
-------

     Page 46 of the attached 1999 Annual Report to Shareholders is herein incorporated by reference.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

     Pages 5 to 14 of the attached 1999 Annual Report to Shareholders are herein incorporated by reference.

Item 7.  Financial Statements
         --------------------

     Pages 15 to 45 of the attached 1999 Annual Report to Shareholders are herein incorporated by reference.

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

                                   PART III

Item 9.   Directors and Executive Officers of the Registrant
          --------------------------------------------------

     Information concerning Directors of the Registrant is incorporated herein by reference from the company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on November 16, 1999.

     There are no executive officers who are not also directors.

Item 10.  Executive Compensation
          ----------------------

     Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on November 16, 1999.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on November 16, 1999.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

     Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on November 16, 1999.

                                    PART IV

Item 13.  Exhibits List and Reports on Form 8-K
          -------------------------------------

     (a)(1) Financial Statements:

     The following information appearing in the Registrant's Annual Report to Shareholders for the year ended June 30, 1999, is incorporated by reference in this Form 10-KSB Annual Report as Exhibit 13.

                                                                                            Page in
                                                                                            Annual
                                                                                            Report
                                                                                            -------
     Annual Report Section
     ---------------------

Report of Independent Auditors..........................................................       14

Consolidated Statements of Financial Condition at June 30, 1999 and 1998................       15

Consolidated Statements of Income for the Years ended June 30, 1999, 1998 and 1997......       16

Consolidated Statements of Comprehensive Income for the Years ended June 30, 1999,
     1998 and 1997......................................................................       17

Consolidated Statements of Stockholder's Equity for the Years ended June 30, 1999,
     1998 and 1997......................................................................       18

Consolidated Statements of Cash Flows for the Years ended June 30, 1999, 1998 and 1997..       19

Notes to Consolidated Financial Statements..............................................       21

     (a)(2) Financial Statement Schedules:

     All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

     (a)(3) Exhibits:

                                                                                      Reference to
        Regulation                                                                    Prior Filing or
        S-B Exhibit                                                                   Exhibit Number
          Number                               Document                               Attached Hereto
          ------                ----------------------------------------              ---------------
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

           4                    Instruments defining the rights of
                                security holders, including debentures                       *

           9                    Voting trust agreement                                      None

          10.1                  Employment Agreement with Earle S.
                                Teegarden, Jr.                                               *

          10.2                  Employment Agreement with Larry R. Johnson                   *

          10.3                  Employee Stock Ownership Plan                                *

          0.4                   Profit Sharing Plan                                          *

          10.5                  Stock Option and Incentive Plan                              **

          10.6                  Recognition and Retention Plan                               **

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

___________________________

     * Filed on October 7, 1996 as exhibits to the Registrant's Form S-1 registration statement (Registration No. 333-13495), pursuant to the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

     **Filed on September 28, 1998 as exhibits to Registrant's Annual Report on Form 10-KSB pursuant to the Securities Exchange Act of 1934. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

     (b) Reports on Form 8-K:
     -----------------------

     No current reports on Form 8-K were filed by the Company during the three months ended June 30, 1999.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 IFB HOLDINGS, INC.



Date: September 23, 1999         By: /s/ Larry R. Johnson
                                     Larry R. Johnson,
                                     (Duly Authorized Representative)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Earle S. Teegarden, Jr.                    By: /s/ Larry R. Johnson
    ---------------------------------------            ----------------------------------------------
        Earle S. Teegarden, Jr, Director               Larry R. Johnson, (Principal Executive
                                                       Officer), Senior  Executive Vice-President,
                                                       Cashier and Secretary, and Director

Date: September 23, 1999                           Date: September 23, 1999

By: /s/ Mark D. Buntin                             By: /s/ J. Michael Palmer
    ---------------------------------------            ----------------------------------------------
        Mark D. Buntin                                 J. Michael Palmer, Director
        (Principal Financial and Accounting
         Officer)

Date: September 23, 1999                           Date: September 23, 1999

By: /s/ Robert T. Fairweather                      By: /s/ Armand J. Peterson
    --------------------------------------             ----------------------------------------------
        Robert T. Fairweather, Director                Armand J. Peterson, Director

Date: September 23, 1999                           Date: September 23, 1999

By: /s/ Edward P. Milbank
    --------------------------------------
        Edward P. Milbank, Director

Date: September 23, 1999