Form 10QSB
period 1999-09-30
IFB HOLDINGS INC
filed 1999-11-15
CIK 1024135

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    ------

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended September 30, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                         Commission File Number 0-21687


                               IFB HOLDINGS, INC.
--------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its Charter)


            Delaware                                             43-1760023
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                       Identification Number)

522 Washington Street, Chillicothe, Missouri                          64601
--------------------------------------------                      ---------
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

    Yes (x)       No ( )

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.



Class                                       Outstanding at September 30, 1999
-----------------------------               ---------------------------------
Common stock, $.01 par value                             474,019

                               IFB HOLDINGS, INC.
                                   FORM 10-QSB



                                      Index

Part I.    Financial Information
--------------------------------

Item 1            Financial Statements                                                                         Page
                                                                                                               ----
                  Consolidated Statements of Financial Condition as of September 30,
                  1999 (Unaudited) and June 30, 1999......................................................        2

                  Consolidated Statements of Income for the Three Months
                  ended September 30, 1999 and 1998 (Unaudited)...........................................        3

                  Consolidated Statements of Comprehensive Income for
                  the Three Months ended September 30, 1999 and 1998 (Unaudited) .........................        4

                  Consolidated Statements of Changes in Stockholders' Equity
                  for the Three Months ended September 30, 1999 (unaudited)...............................        5

                  Consolidated Statements of Cash Flows for the Three Months
                  ended September 30, 1999 and 1998 (Unaudited)...........................................        6

                  Notes to Unaudited Consolidated Financial Statements....................................        8

Item 2            Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................................................       11



Part II.   Other Information
----------------------------

Item 1            Legal Proceedings.......................................................................       17

Item 2            Changes in Securities...................................................................       17

Item 3            Default upon Senior Securities..........................................................       17

Item 4            Submission of Matters to a Vote of Security Holders.....................................       17

Item 5            Other Information.......................................................................       17

Item 6            Exhibits and Reports on Form 8-K........................................................       17

Signature Page............................................................................................       18

                        IFB HOLDINGS, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition


                                                                                   At            At
                                                                              September 30,   June 30,
                                                                                  1999          1999
                                                                                --------      --------
                                                                              (Unaudited)
                                                                                     (In Thousands)
                   ASSETS

Cash on hand and noninterest-earning deposits                                   $    942      $    551
Interest-earning deposits in other institutions                                    1,213         1,325
Investment securities:
 Securities available-for-sale at fair value                                       8,908        10,104
 Securities held-to-maturity at amortized cost                                        30            30
Mortgage-backed and related securities
 available-for-sale, at fair value                                                19,154        21,134
Loans receivable, net                                                             33,372        34,129
Accrued interest receivable                                                          566           564
Investment required by law:
 FHLB and FRB stock, at cost                                                       1,771         1,771
Premises and equipment                                                               356           368
Other assets                                                                          54            34
                                                                                --------      --------
       Total assets                                                             $ 66,366      $ 70,010
                                                                                ========      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                        $ 34,580      $ 35,539
Federal Home Loan Bank advances                                                   24,197        26,674
Advances from borrowers for taxes and insurance                                       44            31
Income taxes payable                                                                (125)          (31)
Accrued expenses and other liabilities                                               167           213
                                                                                --------      --------

       Total liabilities                                                          58,863        62,426
                                                                                --------      --------

Preferred stock, $.01 par value;
 authorized 100,000 shares; none outstanding                                          --            --
Common stock, $.01 par value; authorized 900,000
 shares, issued 592,523 shares at September 30, 1999
 and at June 30, 1999                                                                  6             6
Additional paid-in capital                                                         5,579         5,575
Retained earnings, substantially restricted                                        4,435         4,309
Less:
 Common stock acquired by the ESOP                                                  (304)         (315)
 Treasury stock, 118,504 shares at September 30, 1999
   and 118,504 at June 30, 1999, at cost                                          (1,822)       (1,822)
 Accumulated other comprehensive income                                             (391)         (169)
                                                                                --------      --------
       Total stockholders' equity                                                  7,503         7,584
                                                                                --------      --------
       Total liabilities and stockholders' equity                               $ 66,366      $ 70,010
                                                                                ========      ========

      See accompanying Notes to Unaudited Consolidated Financial Statements

                               IFB HOLDINGS, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                            Three Months Ended
                                                                               September 30,
                                                                        1999                   1998
                                                                        ----                   ----
                                                                               (In thousands
                                                                             except share data)
Interest income:
 Loans receivable                                                     $    668               $    733
 Investment securities                                                     175                    113
 Mortgage-backed and related securities                                    269                    451
 Other interest-earning assets                                               6                     20
                                                                      --------               --------
    Total interest income                                                1,118                  1,317
                                                                      --------               --------

Interest expense:
 Deposits                                                                  379                    401
 FHLB Advances                                                             331                    476
                                                                      --------               --------
     Total interest expense                                                710                    877
                                                                      --------               --------

      Net interest income                                                  408                    440

Provision for loan losses                                                   --                     93
                                                                      --------               --------
     Net interest income after provision for loan losses                   408                    347
                                                                      --------               --------

Noninterest income:
 Fees and service charges                                                   54                     53
 Gain on sales of investment securities                                      9                      9
 Other                                                                      15                     13
                                                                      --------               --------
      Total noninterest income                                              78                     75
                                                                      --------               --------

Noninterest expense:
 Compensation and benefits                                                 158                    175
 Occupancy and equipment                                                    29                     35
 SAIF deposit insurance premiums                                             5                      5
 Loss on sales of investment securities                                      4                     --
 Other                                                                      86                     75
                                                                      --------               --------
      Total noninterest expense                                            282                    290
                                                                      --------               --------

Income (loss) before income taxes                                          204                    132

Income tax expense                                                          78                     50
                                                                      --------               --------
Net income (loss)                                                     $    126               $     82
                                                                      ========               ========

Earnings per share:
 Primary and fully diluted                                            $    .28               $    .15
                                                                      ========               ========

Weighted average number of shares outstanding:
      Primary and fully diluted                                        442,492                555,323


      See accompanying Notes to Unaudited Consolidated Financial Statements

                        IFB HOLDINGS, INC. AND SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)


                                                                 Three Months
                                                                     Ended
                                                                 September 30,

                                                                1999       1998
                                                                ----       ----
                                                                (In thousands)


Net income                                                     $ 126      $  82
                                                               -----      -----

Other comprehensive income (loss),
  net of income tax:
    Unrealized gain (loss) on securities:
     Unrealized holding gains (losses)
     arising during the period                                  (221)       (31)
    Less reclassification adjustment for
     gains included in net income                                 (1)        --
                                                               -----      -----

Other comprehensive income                                      (222)       (31)
                                                               -----      -----

Comprehensive income                                           $ (96)     $  51
                                                               =====      =====

                        IFB HOLDINGS, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                                                  Common    Accumulated
                                                           Additional                              Stock       Other
                                                  Common     Paid-In    Retained    Treasury     Acquired  Comprehensive
                                                  Stock      Capital    Earnings      Stock       by ESOP      Income        Total
                                                  -----      -------    --------      -----       -------      ------        -----
                                                                (In thousands)
Three Months Ended
------------------
   September 30, 1999
   ------------------

Balance at June 30, 1999                         $     6     $ 5,575     $ 4,309     $(1,822)     $  (315)     $  (169)     $ 7,584

Additions (deductions) for
   the three months ended
     September 30, 1999
   Net income                                         --          --         126          --           --           --          126
   Dividends declared                                 --          --          --          --           --           --           --
   Reduction of ESOP
      obligation                                      --          --          --          --           11           --           11
   Compensation Expense
      related to ESOP                                 --           4          --          --           --           --            4
   Purchase of Treasury Stock                         --          --          --          --           --           --           --
   Unrealized gain on
      securities available-for-
      sale, net of deferred
      Income tax of $114,000                          --          --          --          --           --         (222)        (222)

                                                 -------     -------     -------     -------      -------      -------      -------

Balance, September 30, 1999                      $     6     $ 5,579     $ 4,435     $(1,822)     $  (304)     $  (391)     $ 7,503
                                                 =======     =======     =======     =======      =======      =======      =======

      See accompanying Notes to Unaudited Consolidated Financial Statements

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                           Three Months Ended
                                                                                                              September 30,
                                                                                                       1998                  1999
                                                                                                       ----                  ----
                                                                                                             (In thousands)
Cash flow from operating activities:
 Net income (loss)                                                                                   $    126              $     82
 Adjustments to reconcile net earnings to
 net cash provided by operating activities:
   Net loss (gain) on sale of investments                                                                  (5)                   (9)
   Depreciation                                                                                            15                    14
   Provision for loan loss                                                                                 --                    93
   Amortization of premiums and discounts                                                                  18                    32
   Compensation expense related to ESOP                                                                    15                    24
   Decrease (increase) in interest receivable                                                              (2)                  (47)
   Decrease (increase) in other assets                                                                    (20)                   --
   Increase (decrease) in income tax payable                                                              (94)                  (28)
   Increase (decrease) in other liabilities                                                               (46)                 (107)
                                                                                                     --------              --------
        Net cash provided by operating activities                                                           7                    54
                                                                                                     --------              --------

Cash flow from investing activities:
 Loans purchased                                                                                           --                  (229)
 (Increase) decrease in loans, net                                                                        757                   235
 Proceeds from sales of available-for-sale mortgage-backed and
    related securities                                                                                     --                   442
 Proceeds from sales of available-for-sale investment securities                                          991                 1,459
 Proceeds from maturities/calls of investment securities                                                   --                 1,163
 Purchase of available-for-sale investment securities                                                     (15)               (5,694)
 Purchase of available-for-sale mortgage-backed
  and related securities                                                                                   --                (1,787)
 Principal collected on repayments and maturities of
  available-for-sale mortgage-backed and related securities                                             1,965                 3,634
 Purchase of FHLB and FRB stock                                                                            --                  (132)
 Purchase of equipment                                                                                     (3)                   --
                                                                                                     --------              --------
        Net cash provided (used) by investing activities                                                3,695                  (909)
                                                                                                     --------              --------

Cash flows from financing activities:
 Net increase (decrease) in deposits                                                                     (959)                 (783)
 Net increase (decrease) in advances from
    borrowers for taxes and insurance                                                                      13                    15
 Proceeds from FHLB advances                                                                           36,000                18,478
 Principal payments on FHLB advances                                                                  (38,477)              (15,830)

 Purchase of treasury stock                                                                                --                (1,817)
                                                                                                     --------              --------
        Net cash provided (used) by financing activities                                               (3,423)                   63
                                                                                                     --------              --------

        Increase (decrease) in cash and cash equivalents                                                  279                  (792)

Cash and cash equivalents at beginning of period                                                        1,876                 3,541
                                                                                                     --------              --------

Cash and cash equivalents at end of period                                                           $  2,155              $  2,749
                                                                                                     ========              ========


                               IFB HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                   Three Months
                                                      Ended
                                                   September 30,
                                                 1999         1998
                                                 ----         ----
                                                  (In Thousands)

Supplemental cash flow disclosures:
 Cash paid for:
   Interest                                     $ 453         $641
                                                =====         ====

   Income Taxes                                 $  62         $ 56
                                                =====         ====


Noncash activity:
 Loans transferred to real estate owned         $   -         $  -
                                                =====         ====

      See accompanying Notes to Unaudited Consolidated Financial Statements

                        IFB HOLDINGS, INC. AND SUBSIDIARY
              Notes to Unaudited Consolidated Financial Statements


(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three month period ended September 30, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2000.

     The unaudited consolidated financial statements include the accounts of IFB Holdings, Inc. (the "Holding Company") and its wholly-owned subsidiary, Investors Federal Bank, National Association, (the "Bank"), and the Bank's wholly-owned subsidiary, Investors Federal Service Corporation for the three months ended September 30, 1999. Material intercompany accounts and transactions have been eliminated in consolidation.

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

     The Bank has established for eligible employees an Employee Stock Ownership Plan ("ESOP") in connection with the conversion. The ESOP borrowed $474,010 from the Holding Company and purchased 47,401 common shares issued in the conversion. The Bank is making the scheduled discretionary cash contributions to the ESOP sufficient to service the amount borrowed. To date, the Bank has made payments of $260,055 ($170,463 principal) to the Holding Company. The $303,547 ESOP obligation ($474,010 in stock issued by the Holding Company on December 30, 1996 less the principal payments made by the Bank) is reflected in the accompanying consolidated financial statements as a charge to unearned compensation and a credit to common stock and paid-in capital. The unamortized balance of unearned compensation is shown as a deduction of stockholders' equity. The unpaid balance of the ESOP loan is eliminated in consolidation.

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

(4)  Stock Repurchase Program

     During the quarter ended September 30, 1998, the Company repurchased 118,125 .shares of its common stock. The Company repurchased an additional 379 shares of its common stock during the quarter ended December 31, 1998. As of September 30, 1999, IFB Holdings, Inc. has repurchased a total of 118,504 shares of its common stock.

(5)  Commitments and Contingencies

     Commitments to originate and purchase mortgage loans of $613,000 at September 30, 1999, represent amounts which the Bank plans to fund within the normal commitment period of thirty to ninety days. As of September 30, 1999, the Bank had no commitments to purchase mortgage-backed securities, CMOs or investment securities. The Bank had no commitments outstanding to sell mortgage loans, mortgage-backed securities, CMOs or investment securities at September 30, 1999.


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

     As of September 30, 1999, no stock options or RRP award shares had been granted.

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

Year 2000 Issue

     Like many financial institutions, the Bank relies upon computers for the daily conduct of its business and for data processing generally. There is concern among industry experts that on January 1, 2000 computers will be unable to "read" the new year and there may be widespread computer malfunctions. The Bank has formed a Year 2000 Committee to initiate and implement the Year 2000 project, including adoption and implementation of policies, documenting readiness of the Bank to accommodate Year 2000 processing, and tracking and testing progress towards full compliance and reporting to the Board of Directors. Systems are prioritized by the committee as to mission critical or non- mission critical. The main mission critical items consist of IBM hardware, Precision Computer Systems software and Easy Systems teller machines. These companies provide testing assistance in Y2K compliance. During the quarter ended September 30, 1998, date testing was completed on the Precision Computer Systems software with all dates rolling forward properly. A Y2K test package has been purchased for baseline and other testing. An IBM patch-load tape was installed on the IBM Risc 6000 computer during the quarter ended September 30, 1998. This procedure successfully updated the computer to the latest level of IBM testing. Precision Computer Systems is working with IBM on Y2K issues and will notify the Bank if additional patch-load tapes are necessary. EZ Systems teller machines were tested in non-production mode during the quarter ended September 30, 1998 and proved to be Year 2000 compliant. During the quarter ended March 31, 1999, all testing was completed and the Bank updated contingency planning to meet requirements. During the quarter ended June 30, 1999, the Bank confirmed that all internal and vendor mission critical systems are Y2K compliant. Contingency plans have been formulated, approved, tested and validated.

     The Bank's definition of Year 2000 compliant is that the system, when used in accordance with all applicable instruction, is capable of correctly processing, providing, and receiving data within and between the 20th and 21st centuries, provided that all other systems that are used together with the system properly exchange date data with the system.

     Through contact with the various providers, the Bank does not foresee any major capital expenditure and expects a cost of no more than $10,000 to be Year 2000 compliant.

Liquidity and Capital Resources

     The Company's most liquid assets are cash and cash equivalents, which includes short-term investments. The levels of these assets are dependent on the Bank's lending, investing, operating, and deposit activities during any given period. At September 30, 1999 and June 30, 1999, cash and cash equivalents totaled $2.2 million and $1.9 million, respectively.

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

     At September 30, 1999, the Bank had outstanding loan commitments of $613,000. The Bank anticipates it will have sufficient funds available to meet its commitments. Certificates of deposit that were scheduled to mature in one year or less at September 30, 1999 were $14.7 million. Management believes that a significant portion of such deposits will remain with the Bank.

     Under federal law, the Bank is required to meet certain leverage and risk-based capital requirements. The leverage ratio requires a minimum ratio of "Tier 1 capital" to adjusted total assets. At September 30, 1999, the Bank exceeded both of the capital requirements. The Bank's capital ratios were: 9.77% leverage capital and 23.04% risk-based capital. The Bank had "Tier 1 capital" of $6.6 million at September 30, 1999 and risk-based capital of $7.0 million.

Financial Condition

     Total assets decreased $3.6 million, or 5.1%, to $66.4 million at September 30, 1999, from $70.0 million at June 30, 1999. Investment securities decreased $1.2 million, or 11.9% from $10.1 million at June 30, 1999, to $8.9 million at September 30, 1999. There was no change in FHLB and FRB stock. FHLB and FRB stock was $1.8 million at September 30, 1999 and at June 30, 1999. Mortgage-backed and related securities decreased $1.9 million, or 9.0%, from $21.1 million at June 30, 1999, to $19.2 million at September 30, 1999. Loans receivable decreased $757,000, or 2.2%, from $34.1 million at June 30, 1999, to $33.4 million at September 30, 1999. Interest-earning deposits in other institutions decreased $112,000, or 8.5%, from $1.3 million at June 30, 1999, to $1.2 million at September 30, 1999.

     Total liabilities decreased $3.5 million, or 5.6%, from $62.4 million at June 30, 1999, to $58.9 million at September 30, 1999. The decrease was primarily the result of the decrease in FHLB advances of $2.5 million or 9.4%, from $26.7 million at June 30, 1999, to $24.2 million at September 30, 1999. Proceeds from the sales of investment securities and mortgage backed and related security payments were used to pay down the advances. In addition, deposits decreased $959,000 or 2.7%, from $35.5 million at June 30, 1999, to $34.6 million at September 30, 1999.

     Total equity decreased $81,000, or 1.1 %, from $7.6 million at June 30, 1999 to $7.5 million at September 30, 1999. Unrealized loss on securities available-for-sale, net of deferred income tax increased $222,000 for the three months ended September 30, 1999. In addition, net income for the three months ended September 30, 1999 was $126,000.

Asset Quality

     The Bank regularly reviews interest earning assets to determine proper valuation. Management's monitoring of the asset portfolio includes reviews of historical loss experience, known and inherent risks in the portfolio, the value of any underlying collateral, prospective economic conditions and the regulatory environment. The Bank's non-accrual loans increased from $356,000 at June 30, 1999 to $450,000 at September 30, 1999.

     The table on the following page sets forth information regarding the Bank's non-accrual loans and foreclosed real estate at the dates indicated. The Bank discontinues accruing interest on delinquent loans no later than ninety days past due. At September 30, 1999, the Bank had no restructured loans within the meaning of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 15.

                               IFB HOLDINGS, INC.
                                  Asset Quality

                                              September 30,    June 30,
                                                  1999           1999
                                                  ----           ----
                                                     (In thousands)
Non-accrual mortgage loans
 delinquent more than 90 days                  $   410         $   318
Non-accrual other loans
 delinquent more than 90 days                       40              38
                                               --------        -------
Total non-performing loans                     $   450         $   356

 Real estate owned and in-
   substance foreclosed loans,
   net of allowance                                  0              0
                                               --------        -------

   Total non-performing assets                 $   450         $  356
                                               ========        =======

Non-performing loans to
 total loans                                      1.33%          1.03%
                                               ========        =======

Non-performing assets to
 total assets                                     0.68%          0.51%
                                               ========        =======

Allowance for loan losses
 to non-performing loans                         86.22%        111.80%
                                               ========        =======

Results of Operations

     Comparisons of interim results in this section are between the three month periods ended September 30, 1999, and September 30, 1998.

General

     Net income for the quarter ended September 30, 1999 was $126,000 , an increase of $44,000 from the $82,000 net income for the quarter ended September 30, 1998. The increase was due primarily to the decreases in interest expense and provision for loan losses. In addition, interest income decreased for the three month period ended September 30, 1999, as compared to the three month period ended September 30, 1998.

Interest Income

     Interest income for the quarter ended September 30, 1999, was $1.1 million, a decrease of $199,000 or 15.1%, compared to $1.3 million for the quarter ended September 30, 1998. Interest on loans receivable decreased $65,000, or 8.9%, from $733,000 for the quarter ended September 30, 1998, to $668,000 for the quarter ended September 30, 1999. Interest on investment securities increased $62,000, or 54.9%, from $113,000 for the three months ended September 30, 1998, to $175,000 for the three months ended September 30, 1999. Interest on mortgage-backed and related securities decreased $182,000, or 40.4%, from $451,000 for the quarter ended September 30, 1998, to $269,000 for the quarter ended September 30, 1999. The decreases are primarily the result of the decreases in the average balances of mortgage-backed and related securities and loans receivable outstanding during the quarter ended September 30, 1999, as compared to September 30, 1998. The increase in interest income on investment securities is primarily the result of an increase in the average balance of investment securities outstanding during the quarter ended September 30, 1999, as compared to September 30, 1998.

Interest Expense

     Interest expense for the quarter ended September 30, 1999 was $710,000 as compared to $877,000 for the quarter ended September 30, 1998, a decrease of $167,000, or 19.0 %. Interest on advances from FHLB was $331,000 for the three months ended September 30, 1999, as compared to $476,000 for the same period ended September 30, 1998, a decrease of $145,000 or 30.5%. The decrease was due primarily to a decrease in the average balance of advances outstanding during the three month period ended September 30, 1999, as compared to the three month period ended September 30, 1998. Interest on deposits was $379,000 for the three month period ended September 30, 1999, as compared to $401,000 for the same period ended September 30, 1998, a decrease of $22,000, or 5.5%. The decrease was due to a decrease in the average balance of deposits outstanding during the three month period ended September 30, 1999, as compared to the three month period ended September 30, 1998.

Net Interest Income

     Net interest income before provisions for loan losses was $408,000 for the quarter ended September 30, 1999, as compared to $440,000 for the quarter ended September 30, 1998, a decrease of $32,000, or 7.3%.

Provision for Loan Losses

     The provision for loan losses decreased $93,000 for the three months ended September 30, 1999, as compared to the three months ended September 30, 1998. The decrease is primarily a result of provisions made in the quarter ended September 1998 due to FHA Title 1 Home loans with inadequate FHA reserves. There were no additional provisions during the three months ended September 30, 1999 due to the sale of these loans.

Noninterest Income

     Noninterest income remained fairly stable for the three month period ended September 30, 1999, as compared to the three month period ended September 30, 1998. Noninterest income was $78,000 for the quarter ended September 30, 1999 as compared to $75,000 for the quarter ended September 30, 1998, an increase of $3,000, or 4.0%.

Noninterest Expense

     Noninterest expense was $282,000 for the quarter ended September 30, 1999, a decrease of $8,000, or 2.8%, compared to $290,000 for the quarter ended September 30, 1998. The decrease for the quarter ended September 30, 1999 was primarily due to a decrease in compensation and benefits expense as compared to the same period ended September 30, 1998. Compensation and benefits expense decreased $17,000, or 9.7%, from $175,000 for the quarter ended September 30, 1998, to $158,000 for the quarter ended September 30, 1999. The decrease in compensation and benefits expense is primarily due to a temporary decrease in staff. In addition, other noninterest expense increased $11,000, or 14.7%, from $75,000 for the quarter ended September 30, 1998, to $86,000 for the quarter ended September 30, 1999.

 Income Tax

     The provision for income taxes increased $28,000, or 56.0%, from $50,000 for the quarter ended September 30, 1998, to $78,000 for the quarter ended September 30, 1999. The increase is due to an increase in income for the quarter.

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

Item 2    Changes in Securities
          Not applicable.

Item 3    Default upon Senior Securities
          Not applicable.

Item 4    Submission of Matters to a Vote of Security Holders
          None

Item 5    Other Information
          Investors Federal Bank has named Douglas W. Ayers as its new President and Chief Executive Officer beginning November 8, 1999. Mr Ayers brings over 20 years of banking and business experience to the organization, having been Community President for a Brookfield, Missouri financial institution for the past seven years.

          On July 22, 1999, the Bank entered into a Memorandum of Understanding (the "MOU") with the Office of the Comptroller of the Currency (the "OCC"), whereby the Bank agreed to take certain actions in response to concerns raised by the OCC. The Bank agreed, within 90 days after the date of the MOU, to appoint a new chief executive officer, and to have that chief executive officer prepare a report to the board of directors regarding the Bank's management structure. The appointment of the new chief executive officer was subject to the review and possible disapproval of the OCC. The Bank submitted a form of notification to the OCC, and the Bank has received a letter from the OCC stating that the OCC is aware of no basis to disapprove the appointment of Mr. Ayers.

          The Board is pleased with its selection of Mr. Ayers to lead the organization. A formal Strategic Plan will be prepared to ensure that clear objectives are established for achievement. Mr. Ayers' banking experience will aid in expanding services and products to the Bank's existing customers. A more complete offering of products and services will be used to attract new customers.

Item 6    Exhibits and Reports on Form 8-K

          (A) Exhibits;  Statement re: Computation of Per Share
                Earnings-Exhibit 1 Financial Data Schedule--Exhibit 27

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




                                             IFB Holdings, Inc.
                                         ----------------------------------
                                              (Registrant)




Dated November 12, 1999                  /s/ Larry Johnson
                                         ----------------------------------
                                         Larry Johnson
                                         (Senior Executive Vice President
                                         and Director)





Dated November 12, 1999                  /s/ Mark D. Buntin
                                         ----------------------------------
                                         Mark D. Buntin
                                         (Principal Financial Officer)