Form 10QSB
period 1999-12-31
IFB HOLDINGS INC
filed 2000-02-11
CIK 1024135

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                         Commission File Number 0-21687


                               IFB HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


          Delaware                                   43-1760023
-------------------------------                   -----------------
(State or other jurisdiction of                   (I.R.S. employer
incorporation or organization)                 Identification Number)

522 Washington Street, Chillicothe, Missouri            64601
--------------------------------------------            -----
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

    Yes (x)       No ( )

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.



Class                                        Outstanding at December 31, 1999
-------------------------------              --------------------------------
Common stock, $.01 par value                              474,019

                               IFB HOLDINGS, INC.
                                   FORM 10-QSB



                                      Index

Part I. Financial Information
-----------------------------

Item 1    Financial Statements                                                      Page
                                                                                    ----
          Consolidated Statements of Financial Condition as of December 31,
          1999 (Unaudited) and June 30, 1999....................................       2

          Consolidated Statements of Income for the Three and Six months
          ended December 31, 1999 and 1998 (Unaudited)..........................       3

          Consolidated Statements of Comprehensive Income for the Three
          and Six months ended December 31, 1999 and 1998 (Unaudited)...........       4

          Consolidated Statements of Changes in Stockholders' Equity
          for the Six months ended December 31, 1999 (unaudited)................       5

          Consolidated Statements of Cash Flows for the Six months
          ended December 31, 1999 and 1998 (Unaudited)..........................       6

          Notes to Unaudited Consolidated Financial Statements..................       8

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations.............................................      11


Part II.   Other Information
----------------------------

Item 1    Legal Proceedings.....................................................      18

Item 2    Changes in Securities.................................................      18

Item 3    Default upon Senior Securities........................................      18

Item 4    Submission of Matters to a Vote of Security Holders...................      18

Item 5    Other Information.....................................................      18

Item 6    Exhibits and Reports on Form 8-K......................................      18

Signature Page .................................................................      19

                        IFB HOLDINGS, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

                                                                     At             At
                                                                December 31,      June 30,
                                                                    1999           1999
                                                                -----------      ----------
                                                                (Unaudited)
                                                                       (In Thousands)
                   ASSETS

Cash on hand and noninterest-earning deposits                    $  1,018        $    551
Interest-earning deposits in other institutions                       922           1,325
Investment securities:
 Securities available-for-sale at fair value                        8,792          10,104
 Securities held-to-maturity at amortized cost                         30              30
Mortgage-backed and related securities
 available-for-sale, at fair value                                 18,201          21,134
Loans receivable, net                                              32,482          34,129
Accrued interest receivable                                           466             564
Investment required by law:
 FHLB and FRB stock, at cost                                        1,321           1,771
Premises and equipment                                                374             368
Other assets                                                           40              34
                                                                 --------        --------
       Total assets                                              $ 63,646        $ 70,010
                                                                 ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                         $ 34,560        $ 35,539
Federal Home Loan Bank advances                                    21,650          26,674
Advances from borrowers for taxes and insurance                         7              31
Income taxes payable                                                 (131)            (31)
Accrued expenses and other liabilities                                136             213
                                                                 --------        --------
       Total liabilities                                           56,192          62,426
                                                                 --------        --------
Preferred stock, $.01 par value;
 authorized 100,000 shares; none outstanding                           --              --
Common stock, $.01 par value; authorized 900,000
 shares, issued 592,523 shares at December 31, 1999
 and at June 30, 1999                                                   6               6
Additional paid-in capital                                          5,582           5,575
Retained earnings, substantially restricted                         4,465           4,309
Less:
 Common stock acquired by the ESOP                                   (292)           (315)
 Treasury stock, 118,504 shares at December 31, 1999
   and 118,504 at June 30, 1999, at cost                           (1,822)         (1,822)
 Accumulated other comprehensive income                              (485)           (169)
                                                                 --------        --------
       Total stockholders' equity                                   7,454           7,584
                                                                 --------        --------
       Total liabilities and stockholders' equity                $ 63,646        $ 70,010
                                                                 ========        ========

      See accompanying Notes to Unaudited Consolidated Financial Statements

                        IFB HOLDINGS, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                  Three Months Ended            Six Months Ended
                                                                     December 31,                 December 31,
                                                                 1999           1998           1999          1998
                                                                 ----           ----           ----          ----
                                                                    (In thousands                 (In thousands
                                                                  except share data)            except share data)
Interest income:
 Loans receivable                                              $    662       $    711       $  1,330       $  1,444
 Investment securities                                              163            135            338            248
 Mortgage-backed and related securities                             289            408            558            859
 Other interest-earning assets                                        4             12             10             32
                                                               --------       --------       --------       --------
    Total interest income                                         1,118          1,266          2,236          2,583
                                                               --------       --------       --------       --------
Interest expense:
 Deposits                                                           373            394            752            795
 FHLB Advances                                                      352            417            683            893
                                                               --------       --------       --------       --------
     Total interest expense                                         725            811          1,435          1,688
                                                               --------       --------       --------       --------

      Net interest income                                           393            455            801            895

Provision for loan losses                                             9            147              9            240
                                                               --------       --------       --------       --------
     Net interest income after provision for loan losses            384            308            792            655
                                                               --------       --------       --------       --------
Noninterest income:
 Fees and service charges                                            53             51            107            104
 Gain on sales of mortgage-backed securities                         --             19              9             28
 Other                                                               12             18             27             31
                                                               --------       --------       --------       --------
     Total noninterest income                                        65             88            143            163
                                                               --------       --------       --------       --------
Noninterest expense:
 Compensation and benefits                                          152            145            310            320
 Occupancy and equipment                                             30             30             59             65
 SAIF deposit insurance premiums                                      5              5             10             10
 Loss on sales of mortgage-backed securities                         --              4              4              4
 Other                                                              109             92            195            167
                                                               --------       --------       --------       --------
      Total noninterest expense                                     296            276            578            566
                                                               --------       --------       --------       --------

Income before income taxes                                          153            120            357            252

Income tax expense                                                   52             56            130            106
                                                               --------       --------       --------       --------
Net income                                                     $    101       $     64       $    227       $    146
                                                               ========       ========       ========       ========
Earnings per share:
     Basic                                                     $    .23       $    .15       $    .51       $    .31
                                                               ========       ========       ========       ========
Weighted average number of
 shares outstanding:
      Basic                                                     443,677        438,421        443,084        477,131

      See accompanying Notes to Unaudited Consolidated Financial Statements

                        IFB HOLDINGS, INC. AND SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                    Three Months               Six Months
                                                       Ended                     Ended
                                                    December 31,              December 31,
                                                 1999         1998         1999         1998
                                                 ----         ----         ----         ----
                                                  (In thousands)             (In thousands)

Net income                                      $ 101        $  64        $ 227        $ 146

Other comprehensive income (loss),
  net of income tax:
    Unrealized gain (loss) on securities:
      Unrealized holding gains (losses)
      arising during the period                   (93)         (20)        (315)         (51)
    Less reclassification adjustment for
      gains included in net income                 (1)          --            1           --
                                                -----        -----        -----        -----
Other comprehensive income                        (94)         (20)        (315)         (51)
                                                -----        -----        -----        -----
Comprehensive income                            $   7        $  44        $ (89)       $  95
                                                =====        =====        =====        =====

                        IFB HOLDINGS, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                                            Common     Accumulated
                                                 Additional                                  Stock        Other
                                     Common       Paid-In      Retained     Treasury        Acquired  Comprehensive
                                      Stock       Capital      Earnings       Stock         by ESOP       Income        Total
                                      -----       -------      --------       -----         -------       ------        -----
                                                     (In thousands)
Six  Months Ended
-----------------
  December 31, 1999
  -----------------
Balance at June 30, 1999             $     6      $ 5,575      $ 4,309       $(1,822)      $  (315)      $  (169)      $ 7,584

Additions (deductions) for
   the six months ended
     December 31, 1999
   Net income                             --           --          227            --            --            --           227
   Dividends declared                     --           --          (71)           --            --            --           (71)
   Reduction of ESOP
      obligation                          --           --           --            --            23            --            23
   Compensation Expense
      related to ESOP                     --            7           --            --            --            --             7
   Purchase of Treasury Stock             --           --           --            --            --            --            --
   Unrealized gain on
      securities available-for-
      sale, net of deferred
      Income tax of $163,000              --           --           --            --            --          (316)         (316)
                                     -------      -------      -------       -------       -------       -------       -------
Balance, December 31, 1999           $     6      $ 5,582      $ 4,465       $(1,822)      $  (292)      $  (485)      $ 7,454
                                     =======      =======      =======       =======       =======       =======       =======

      See accompanying Notes to Unaudited Consolidated Financial Statements

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 Six Months Ended
                                                                                   December 31,
                                                                             1999               1998
                                                                             ----               ----
                                                                                  (In thousands)
Cash flow from operating activities:
 Net income (loss)                                                        $     227           $     146

 Adjustments to reconcile net earnings to
 net cash provided by operating activities:
   Net loss (gain) on sale of investments                                        (5)                (28)

   Depreciation                                                                  29                  29
   Provision for loan loss                                                        9                 240

   Amortization of premiums and discounts                                        40                  59
   Compensation expense related to ESOP                                          30                  41
   Decrease (increase) in interest receivable                                    98                  14
   Decrease (increase) in other assets                                           (6)                 11
   Increase (decrease) in income tax payable                                   (100)                (54)
   Increase (decrease) in other liabilities                                     (77)                 43
                                                                          ---------           ---------
        Net cash provided by operating activities                               245                 501
                                                                          ---------           ---------
Cash flow from investing activities:
 Loans purchased                                                                 --                (229)
 (Increase) decrease in loans, net                                            1,638               1,215
 Proceeds from sales of available-for-sale mortgage-backed and
    related securities                                                           --               1,361
 Proceeds from sales of available-for-sale investment securities                991               2,014
 Proceeds from maturities/calls of investment securities                         --               1,660
 Purchase of available-for-sale investment securities                           (26)             (6,535)
 Purchase of available-for-sale mortgage-backed
  and related securities                                                         --              (2,702)
 Principal collected on repayments and maturities of
  available-for-sale mortgage-backed and related securities                   2,899               7,308
 Sale (Purchase) of FHLB and FRB stock                                          450                (132)
 Purchase of equipment                                                          (35)                 (8)
                                                                          ---------           ---------
        Net cash provided (used) by investing activities                      5,917               3,952
                                                                          ---------           ---------
Cash flows from financing activities:
 Dividends paid                                                                 (71)                (71)
 Net increase (decrease) in deposits                                           (979)                438
 Net increase (decrease) in advances from
    borrowers for taxes and insurance                                           (24)                (27)
 Proceeds from FHLB advances                                                133,800              28,378
 Principal payments on FHLB advances                                       (138,824)            (32,821)
 Purchase of treasury stock                                                      --              (1,822)
                                                                          ---------           ---------
        Net cash provided (used) by financing activities                     (6,098)             (5,925)
                                                                          ---------           ---------

        Increase (decrease) in cash and cash equivalents                         64              (1,472)

Cash and cash equivalents at beginning of period                              1,876               3,541
                                                                          ---------           ---------
Cash and cash equivalents at end of period                                $   1,940           $  2, 069
                                                                          =========           =========

                               IFB HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                   Six Months Ended
                                                     December 31,
                                                 1999            1998
                                                 ----            ----
                                                    (In Thousands)
Supplemental cash flow disclosures:
 Cash paid for:
   Interest                                     $  933          $1,165
                                                ======          ======

   Income Taxes                                 $  122          $  122
                                                ======          ======
Noncash activity:
Loans transferred to real estate owned          $   --          $   --
                                                ======          ======

      See accompanying Notes to Unaudited Consolidated Financial Statements

                        IFB HOLDINGS, INC. AND SUBSIDIARY
              Notes to Unaudited Consolidated Financial Statements


(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three and six month periods ended December 31, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2000.

     The unaudited consolidated financial statements include the accounts of IFB Holdings, Inc. (the "Holding Company") and its wholly-owned subsidiary, Investors Federal Bank, National Association, (the "Bank"), and the Bank's wholly-owned subsidiary, Investors Federal Service Corporation for the six months ended December 31, 1999. Material intercompany accounts and transactions have been eliminated in consolidation.

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

     The Bank has established for eligible employees an Employee Stock Ownership Plan ("ESOP") in connection with the conversion. The ESOP borrowed $474,010 from the Holding Company and purchased 47,401 common shares issued in the conversion. The Bank is making the scheduled discretionary cash contributions to the ESOP sufficient to service the amount borrowed. To date, the Bank has made payments of $276,155 ($182,313 principal) to the Holding Company. The $291,697 ESOP obligation ($474,010 in stock issued by the Holding Company on December 30, 1996 less the principal payments made by the Bank) is reflected in the accompanying consolidated financial statements as a charge to unearned compensation and a credit to common stock and paid-in capital. The unamortized balance of unearned compensation is shown as a deduction of stockholders' equity. The unpaid balance of the ESOP loan is eliminated in consolidation.

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

(4)  Stock Repurchase Program

     During the quarter ended September 30, 1998, the Company repurchased 118,125 shares of its common stock. The Company repurchased an additional 379 shares of its common stock during the quarter ended December 31, 1998. As of December 31,1999, IFB Holdings, Inc. has repurchased a total of 118,504 shares of its common stock.

(5)  Commitments and Contingencies

     Commitments to originate and purchase mortgage loans of $644,000 at December 31, 1999, represent amounts which the Bank plans to fund within the normal commitment period of thirty to ninety days. As of December 31, 1999, the Bank had no commitments to purchase mortgage-backed securities, CMOs or investment securities. The Bank had no commitments outstanding to sell mortgage loans, mortgage-backed securities, CMOs or investment securities at December 31, 1999.


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

     SFAS No. 133, " Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by SFAS No. 137.

     Management believes adoption of SFAS Nos. 130 and 133 does not, or will not, have a material effect on the financial position or results of operations, nor will adoption require additional capital resources.

     The foregoing does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Company keeps its books and records and performs its financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the FASB which are of particular interest to financial institutions.

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

     As of December 31, 1999, no stock options or RRP award shares had been granted.

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

Year 2000 Issue

     The Bank has not experienced any problems relating to the year 2000, however the Bank will continue to monitor the situation.

Liquidity and Capital Resources

     The Company's most liquid assets are cash and cash equivalents, which includes short-term investments. The levels of these assets are dependent on the Bank's lending, investing, operating, and deposit activities during any given period. At December 31, 1999 and June 30, 1999, cash and cash equivalents totaled $1.9 million and $1.9 million, respectively.

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

     At December 31, 1999, the Bank had outstanding loan commitments of $644,000. The Bank anticipates it will have sufficient funds available to meet its commitments. Certificates of deposit that were scheduled to mature in one year or less at December 31, 1999 were $14.4 million. Management believes that a significant portion of such deposits will remain with the Bank.

     Under federal law, the Bank is required to meet certain leverage and risk-based capital requirements. The leverage ratio requires a minimum ratio of "Tier 1 capital" to adjusted total assets. At December 31, 1999, the Bank exceeded both of the capital requirements. The Bank's capital ratios were: 9.93% leverage capital and 23.00% risk-based capital. The Bank had "Tier 1 capital" of $6.4 million at December 31, 1999 and risk-based capital of $6.8 million.

Financial Condition

     Total assets decreased $6.4 million, or 9.1%, to $63.6 million at December 31, 1999, from $70.0 million at June 30, 1999. Investment securities decreased $1.3 million, or 12.9% from $10.1 million at June 30, 1999, to $8.8 million at December 31, 1999. FHLB and FRB stock decreased $450,000, or 25.4%, from $1.8 million at June 30, 1999, to $1.3 million at December 31, 1999. Mortgage-backed and related securities decreased $2.9 million, or 13.7%, from $21.1 million at June 30, 1999, to $18.2 million at December 31, 1999. Loans receivable decreased $1.6 million, or 4.7%, from $34.1 million at June 30, 1999, to $32.5 million at December 31, 1999. Interest-earning deposits in other institutions decreased $403,000, or 30.4%, from $1.3 million at June 30, 1999, to $922,000 at December
31, 1999. The decrease in assets is consistent with the Board's decision to reduce the level of FHLB borrowings. As securities continue to mature and pay down, the funds will be used to repay borrowings. It is expected that the asset size of the Bank will continue to decrease.

     Total liabilities decreased $6.2 million, or 9.9%, from $62.4 million at June 30, 1999, to $56.2 million at December 31, 1999. The decrease was primarily the result of the decrease in FHLB advances of $5.0 million or 18.7%, from $26.7 million at June 30, 1999, to $21.7 million at December 31, 1999. Proceeds from mortgage backed and related security payments were used to pay down the advances. In addition, deposits decreased $979,000 or 2.8%, from $35.5 million at June 30, 1999, to $34.6 million at December 31, 1999.

     Total equity decreased $130,000, or 1.7 %, from $7.6 million at June 30, 1999 to $7.5 million at December 31, 1999. Unrealized loss on securities available-for-sale, net of deferred income tax increased $316,000 for the six months ended December 31, 1999. In addition, net income for the six months ended December 31, 1999 was $227,000.

Asset Quality

     The Bank regularly reviews interest earning assets to determine proper valuation. Management's monitoring of the asset portfolio includes reviews of historical loss experience, known and inherent risks in the portfolio, the value of any underlying collateral, prospective economic conditions and the regulatory environment. The Bank's non-accrual loans increased from $356,000 at June 30, 1999 to $372,000 at December 31, 1999.

     The table on the following page sets forth information regarding the Bank's non-accrual loans and foreclosed real estate at the dates indicated. The Bank discontinues accruing interest on delinquent loans no later than ninety days past due. At December 31, 1999, the Bank had no restructured loans within the meaning of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 15.

                               IFB HOLDINGS, INC.
                                  Asset Quality


                                            December 31,         June 30,
                                               1999               1999
                                               ----               ----
                                                   (In thousands)
Non-accrual mortgage loans
 delinquent more than 90 days                $  310             $  318
Non-accrual other loans
 delinquent more than 90 days                    62                 38
                                             ------             ------
Total non-performing loans                   $  372             $  356

 Real estate owned and in-
   substance foreclosed loans,
   net of allowance                               -                  -
                                             ------             ------

   Total non-performing assets               $  372             $  356
                                             ======             ======
Non-performing loans to
 total loans                                   1.13%              1.03%
                                             ======             ======
Non-performing assets to
 total assets                                  0.58%              0.51%
                                             ======             ======
Allowance for loan losses
 to non-performing loans                     106.72%            111.80%
                                             ======             ======

Results of Operations

     Comparisons of interim results in this section are between the three month periods ended December 31, 1999, and December 31, 1998 and between the six month periods then ended.

General

     Net income for the quarter ended December 31, 1999 was $101,000, an increase of $37,000 from the $64,000 net income for the quarter ended December 31, 1998. Net income for the six months ended December 31, 1999, was $227,000, an increase of $81,000, or 55.5% from the $146,000 net income for the comparable period ended December 31, 1998. The increase was due primarily to the decreases in interest expense and provision for loan losses. In addition, interest income decreased for the three and six month periods ended December 31, 1999, as compared to the three and six month periods ended December 31, 1998.

Interest Income

     Interest income for the quarter ended December 31, 1999, was $1.1 million, a decrease of $148,000 or 11.7%, compared to $1.3 million for the quarter ended December 31, 1998. Interest income for the six months ended December 31, 1999, was $2.2 million , a decrease of $347,000, or 13.4% compared to $2.6 million for the six months ended December 31, 1998. Interest on loans receivable decreased $49,000, or 6.9%, from $711,000 for the quarter ended December 31, 1998, to $662,000 for the quarter ended December 31, 1999. Interest on loans receivable decreased $114,000, or 7.9%, from $1.4 million for the six months ended December 31, 1998, to $1.3 million for the six months ended December 31, 1999. Interest on investment securities increased $28,000, or 20.7%, from $135,000 for the three months ended December 31, 1998, to $163,000 for the three months ended December 31, 1999. Interest on investment securities increased $90,000, or 36.3% from $248,000 for the six months ended December 31, 1998, to $338,000 for the six months ended December 31, 1999. Interest on mortgage-backed and related securities decreased $119,000, or 29.2%, from $408,000 for the quarter ended December 31, 1998, to $289,000 for the quarter ended December 31, 1999. Interest on mortgage-backed and related securities decreased $301,000, or 35.0%, from $859,000 for the six months ended December 31, 1998, to $558,000 for the six months ended December 31, 1999. The decreases are primarily the result of the decreases in the average balances of mortgage-backed and related securities and loans receivable outstanding during the three and six month periods ended December 31, 1999, as compared to the quarter ended December 31, 1998. The decrease in interest income on investment securities is primarily the result of a decrease in the average balance of investment securities outstanding during the three and six month periods ended December 31, 1999, as compared to the three and six month periods ended December 31, 1998.

Interest Expense

     Interest expense for the quarter ended December 31, 1999 was $725,000 as compared to $811,000 for the quarter ended December 31, 1998, a decrease of $86,000, or 10.6%. Interest expense for the six months ended December 31, 1999, was $1.4 million as compared to $1.7 million for the six months ended December 31, 1998, a decrease of $253,000, or 15.0%. Interest on advances from FHLB was $352,000 for the three months ended December 31, 1999, as compared to $417,000 for the same period ended December 31, 1998, a decrease of $65,000 or 15.6%. Interest on advances decreased $210,000, or 23.5%, from $893,000 for the six months ended December 31, 1998 to $683,000 for the six months ended December 31, 1999. The decrease was due primarily to a decrease in the average balance of advances outstanding during the three and six month periods ended December 31, 1999, as compared to the three and six month periods ended December 31, 1998. Interest on deposits was $373,000 for the three month period ended December 31, 1999, as compared to $394,000 for the same period ended December 31, 1998, a decrease of $21,000, or 5.3%. Interest on deposits was $752,000 for the six months ended December 31, 1999, as compared to $795,000 for the same period ended December 31, 1998, a decrease of $43,000, or 5.4%. The decrease was due to a decrease in the average balance of deposits outstanding during the three and six month periods ended December 31, 1999, as compared to the three and six month periods ended December 31, 1998.

Net Interest Income

     Net interest income before provisions for loan losses was $393,000 for the quarter ended December 31, 1999, as compared to $455,000 for the quarter ended December 31, 1998, a decrease of $62,000, or 13.6%. Net interest income before provisions for loan losses was $801,000 for the six months ended December 31, 1999, a decrease of $94,000, or 10.5%, as compared to $895,000 for the six months ended December 31, 1998.

Provision for Loan Losses

     The provision for loan losses decreased $138,000 for the three months ended December 31, 1999, as compared to the three months ended December 31, 1998. The provision for loan losses decreased $231,000 for the six months ended December 31, 1999, as compared to the six months ended December 31, 1998. Provisions were made during the quarter ended September 30, 1998 due to FHA Title 1 Home loans with inadequate FHA reserves. These loans were sold during the quarter ended September 30, 1999, resulting in a decrease to provision for loan losses.

Noninterest Income

     Noninterest income was $65,000 for the quarter ended December 31, 1999, as compared to $88,000 for the quarter ended December 31, 1998, a decrease of $23,000, or 26.1%. Noninterest income was $143,000 for the six months ended December 31, 1999, as compared to $163,000 for the six months ended December 31, 1998, a decrease of $20,000, or 12.3%. For the six months ended December 31, 1998, gain on sales of mortgage-backed securities was $28,000 as compared to $9,000 for the six months ended December 31, 1999, a decrease of $19,000, or 67.9%. In addition, other noninterest income decreased $6,000, or 33.3%, from $18,000 for the quarter ended December 31, 1998, to $12,000 for the quarter ended December 31, 1999. For the six months ended December 31, 1999, other noninterest income was $27,000 as compared to $31,000 for the six months ended December 31, 1998, a decrease of $4,000, or 12.9%. The decrease in noninterest income was due primarily to a decrease in gain on sales of mortgage-backed securities during the six months ended December 31, 1999, as compared to the six months ended December 31, 1998.

Noninterest Expense

     Noninterest expense was $296,000 for the quarter ended December 31, 1999, an increase of $20,000, or 7.2%, compared to $276,000 for the quarter ended December 31, 1998. For the six months ended December 31, 1999, noninterest expense was $578,000 compared to $566,000 for the six months ended December 31, 1998, an increase of $12,000, or 2.1%. Compensation and benefits expense increased $7,000, or 4.8%, from $145,000 for the quarter ended December 31, 1998, to $152,000 for the quarter ended December 31, 1999. For the six months ended December 31, 1999, compensation and benefits expense was $310,000 as compared to $320,000 for the same period ended December 31, 1998, a decrease of $10,000, or 3.1%. Other noninterest expense increased $17,000, or 18.5%, from $92,000 for the quarter ended December 31, 1998, to $109,000 for the quarter ended December 31, 1999. Other noninterest expense increased $28,000, or 16.8%, from $167,000 for the six months ended Decmember 31, 1998, to $195,000 for the six months ended December 31, 1999. The increase in other noninterest expense is due primarily to the increase in legal, printing and filing fees associated with meeting the requirements of being a publicly traded company. In addition, charged off service fee income and postage expense increased for the six month period ended December 31, 1999.

Income Tax

     The provision for income taxes decreased $4,000, or 7.1%, from $56,000 for the quarter ended December 31, 1998, to $52,000 for the quarter ended December 31, 1999. The provision for income taxes increased $24,000, or 22.6%, from $106,000 for the six months ended December 31, 1998, to $130,000 for the six months ended December 31, 1999. The increase is due to an increase in income for the six months ended December 31, 1999.

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

Item 6    Exhibits and Reports on Form 8-K

          (A) Exhibits;  Statement re: Computation of Per Share
                Earnings-Exhibit 11
                Financial Data Schedule-Exhibit 27

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




                                               IFB Holdings, Inc.
                                          --------------------------------------
                                                   (Registrant)



Dated February 11, 2000                   /s/ Douglas W. Ayers
                                          --------------------------------------
                                                Douglas W. Ayers, President
                                          (Chief Executive Officer and Director)



Dated February 11, 2000                   /s/ Larry Johnson
                                          --------------------------------------
                                             Larry Johnson
                                             (Senior Executive Vice President
                                                and Director)