Form 10QSB
period 2000-03-31
IFB HOLDINGS INC
filed 2000-05-15
CIK 1024135

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 ____________

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended March 31, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to _________

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

    Yes (x)       No ( )

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.



Class                                             Outstanding at March 31, 2000
----------------------------                      -----------------------------
Common stock, $.01 par value                                474,019

                              IFB HOLDINGS, INC.
                                  FORM 10-QSB

                                      Index


Part I.    Financial Information
--------------------------------

Item 1         Financial Statements                                                                         Page
                                                                                                            ----
               Consolidated Statements of Financial Condition as of March 31,
               2000 (Unaudited) and June 30, 1999......................................................      2

               Consolidated Statements of Income for the Three and Nine months
               ended March 31, 2000 and 1999 (Unaudited)...............................................      3

               Consolidated Statements of Comprehensive Income for the Three
               and Nine months ended March 31, 2000 and 1999 (Unaudited)...............................      4

               Consolidated Statements of Changes in Stockholders' Equity
               for the Nine months ended March 31, 2000 (Unaudited)....................................      5

               Consolidated Statements of Cash Flows for the Nine months
               ended March 31, 2000 and 1999 (Unaudited)...............................................      6

               Notes to Unaudited Consolidated Financial Statements....................................      8

Item 2         Management's Discussion and Analysis of Financial Condition
               and Results of Operations...............................................................     11


Part II.   Other Information
----------------------------

Item 1         Legal Proceedings.......................................................................     18

Item 2         Changes in Securities...................................................................     18

Item 3         Default upon Senior Securities..........................................................     18

Item 4         Submission of Matters to a Vote of Security Holders.....................................     18

Item 5         Other Information.......................................................................     18

Item 6         Exhibits and Reports on Form 8-K........................................................     18

Signature Page ........................................................................................     19

                       IFB HOLDINGS, INC. AND SUBSIDIARY
                Consolidated Statements of Financial Condition

                                                                  At               At
                                                               March 31,        June 30,
                                                                  2000            1999
                                                              -----------     -----------
                                                              (Unaudited)
                                                                      (In Thousands)
                   ASSETS

Cash on hand and noninterest-earning deposits                 $      724      $       551
Interest-earning deposits in other institutions                      930            1,325
Investment securities:
 Securities available-for-sale at fair value                       8,648           10,104
 Securities held-to-maturity at amortized cost                        30               30
Mortgage-backed and related securities
 available-for-sale, at fair value                                17,123           21,134
Loans receivable, net                                             33,014           34,129
Accrued interest receivable                                          412              564
Investment required by law:
 FHLB and FRB stock, at cost                                       1,321            1,771
Premises and equipment                                               376              368
Other assets                                                         175               34
                                                              ----------      -----------
       Total assets                                           $   62,753      $    70,010
                                                              ==========      ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                      $   35,463      $    35,539
Federal Home Loan Bank advances                                   19,601           26,674
Advances from borrowers for taxes and insurance                       20               31
Income taxes payable                                                (110)             (31)
Accrued expenses and other liabilities                               149              213
                                                              ----------      -----------
       Total liabilities                                          55,123           62,426
                                                              ----------      -----------
Preferred stock, $.01 par value;
 authorized 100,000 shares; none outstanding                           -                -
Common stock, $.01 par value; authorized 900,000
 shares, issued 592,523 shares at March 31, 2000
 and at June 30, 1999                                                  6                6
Additional paid-in capital                                         5,585            5,575
Retained earnings, substantially restricted                        4,578            4,309
Less:
 Common stock acquired by the ESOP                                  (280)            (315)
 Treasury stock, 118,504 shares at March 31, 2000
   and 118,504 at June 30, 1999, at cost                          (1,822)          (1,822)
 Accumulated other comprehensive income                             (437)            (169)
                                                              ----------      -----------
       Total stockholders' equity                                  7,630            7,584
                                                              ----------      -----------
       Total liabilities and stockholders' equity             $   62,753      $    70,010
                                                              ==========      ===========

     See accompanying Notes to Unaudited Consolidated Financial Statements

                       IFB HOLDINGS, INC. AND SUBSIDIARY
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                 Three Months Ended        Nine Months Ended
                                                                      March 31,                March 31,
                                                                 2000          1999        2000         1999
                                                                 ----          ----        ----         ----
                                                                    (In thousands            (In thousands
                                                                  except share data)       except share data)
Interest income:
 Loans receivable                                              $    676   $    708        $  2,006   $  2,152
 Investment securities                                              158        140             496        388
 Mortgage-backed and related securities                             279        356             837      1,215
 Other interest-earning assets                                        2         14              12         46
                                                               --------   --------        --------   --------
     Total interest income                                        1,115      1,218           3,351      3,801
                                                               --------   --------        --------   --------
Interest expense:
 Deposits                                                           381        381           1,133      1,176
 FHLB Advances                                                      313        382             996      1,275
                                                               --------   --------        --------   --------
     Total interest expense                                         694        763           2,129      2,451
                                                               --------   --------        --------   --------

     Net interest income                                            421        455           1,222      1,350

Provision for loan losses                                            31         19              40        259
                                                               --------   --------        --------   --------
     Net interest income after provision for loan losses            390        436           1,182      1,091
                                                               --------   --------        --------   --------

Noninterest income:
 Fees and service charges                                            51         48             158        152
 Gain on sales of mortgage-backed securities                          -          -               9         28
 Other                                                               15         14              42         45
                                                               --------   --------        --------   --------
     Total noninterest income                                        66         62             209        225
                                                               --------   --------        --------   --------

Noninterest expense:
 Compensation and benefits                                          169        182             479        502
 Occupancy and equipment                                             34         31              93         96
 SAIF deposit insurance premiums                                      4          5              14         15
 Loss on sales of mortgage-backed securities                          -          -               4          4
 Other                                                               88         82             283        249
                                                               --------   --------        --------   --------
     Total noninterest expense                                      295        300             873        866
                                                               --------   --------        --------   --------

Income before income taxes                                          161        198             518        450

Income tax expense                                                   48         72             178        178
                                                               --------   --------        --------   --------
Net income                                                     $    113   $    126        $    340   $    272
                                                               ========   ========        ========   ========
Earnings per share:
     Basic                                                     $    .25   $    .29        $    .77   $    .59
                                                               ========   ========        ========   ========
Weighted average number of
 shares outstanding:
     Basic                                                      444,862    439,606         443,673    464,805

     See accompanying Notes to Unaudited Consolidated Financial Statements

                       IFB HOLDINGS, INC. AND SUBSIDIARY
                Consolidated Statements of Comprehensive Income
                                  (Unaudited)

                                                                    Three Months              Nine Months
                                                                       Ended                     Ended
                                                                      March 31,                 March 31,
                                                                   2000       1999           2000      1999
                                                                   ----       ----           ----      ----
                                                                   (In thousands)            (In thousands)
Net income                                                         $ 113      $ 126          $ 340     $ 272

Other comprehensive income (loss),
  net of income tax:
      Unrealized gain (loss) on securities:
        Unrealized holding gains (losses)
        arising during the period                                     48        (75)          (267)     (126)
      Less reclassification adjustment for
        gains included in net income                                   -          -             (1)        -
                                                                   -----      -----          -----     -----
Other comprehensive income                                            48        (75)          (268)     (126)
                                                                   -----      -----          -----     -----
Comprehensive income                                               $ 161      $  51          $  72     $ 146
                                                                   =====      =====          =====     =====

                       IFB HOLDINGS, INC. AND SUBSIDIARY
          Consolidated Statements of Changes in Stockholders' Equity
                                  (Unaudited)

                                                                                                 Common    Accumulated
                                                          Additional                             Stock        Other
                                                   Common   Paid-In   Retained     Treasury     Acquired   Comprehensive
                                                   Stock    Capital   Earnings       Stock      by ESOP       Income        Total
                                                   ------   -------   --------     --------     --------   -------------   -------
                                                              (In thousands)
Nine  Months Ended
------------------
 March 31, 2000
 --------------

Balance at June 30, 1999                           $    6   $ 5,575    $ 4,309     $ (1,822)     $ (315)     $   (169)     $ 7,584

Additions (deductions) for the nine
   months ended March 31, 2000
   Net income                                           -         -        340            -           -             -          340
   Dividends declared                                   -         -        (71)           -           -             -          (71)
   Reduction of ESOP obligation                         -         -          -            -          35             -           35
   Compensation expense related to ESOP                 -        10          -            -           -             -           10
   Purchase of treasury stock                           -         -          -            -           -             -            -
   Unrealized gain on securities
      available-for-sale, net of deferred
      Income tax of $138,000                            -         -          -            -           -          (268)        (268)
                                                   ------   -------    -------     --------      ------      --------      -------
Balance, March 31, 2000                            $    6   $ 5,585    $ 4,578     $ (1,822)     $ (280)     $   (437)     $ 7,630
                                                   ======   =======    =======     ========      ======      ========      =======

     See accompanying Notes to Unaudited Consolidated Financial Statements

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                               Nine Months Ended
                                                                                    March 31,
                                                                            2000                  1999
                                                                         -----------           -----------
                                                                                  (In thousands)
Cash flow from operating activities:
 Net income (loss)                                                       $       340           $       272

 Adjustments to reconcile net earnings to
 net cash provided by operating activities:
   Net loss (gain) on sale of investments                                         (5)                  (24)
   Depreciation                                                                   45                    44
   Provision for loan loss                                                        40                   259
   Amortization of premiums and discounts                                         81                   112
   Compensation expense related to ESOP                                           45                    57
   Decrease (increase) in interest receivable                                    152                    18
   Decrease (increase) in other assets                                          (141)                    5
   Increase (decrease) in income tax payable                                     (79)                  (35)
   Increase (decrease) in other liabilities                                      (64)                 (120)
                                                                         -----------           -----------
        Net cash provided by operating activities                                414                   588
                                                                         -----------           -----------

Cash flow from investing activities:
 Loans purchased                                                                (250)                 (229)
 (Increase) decrease in loans, net                                             1,325                 1,187
 Proceeds from sales of available-for-sale mortgage-backed and
    related securities                                                             -                 1,361
 Proceeds from sales of available-for-sale investment securities                 991                 2,014
 Proceeds from maturities/calls of investment securities                           -                 1,875
 Purchase of available-for-sale investment securities                            (37)               (8,452)
 Purchase of available-for-sale mortgage-backed
  and related securities                                                           -                (5,701)
 Principal collected on repayments and maturities of
  available-for-sale mortgage-backed and related securities                    4,169                10,082
 Sale (purchase) of FHLB and FRB stock                                           450                  (132)
 Purchase of equipment                                                           (53)                   (9)
                                                                         -----------           -----------
        Net cash provided by investing activities                             6,595                 1,996
                                                                         -----------           -----------

Cash flows from financing activities:
 Dividends paid                                                                  (71)                  (71)
 Net increase (decrease) in deposits                                             (76)                  623
 Net increase (decrease) in advances from
    borrowers for taxes and insurance                                            (11)                   (9)
 Proceeds from FHLB advances                                                 184,800                40,578
 Principal payments on FHLB advances                                        (191,873)              (41,863)
 Purchase of treasury stock                                                        -                (1,822)
                                                                         -----------           -----------
        Net cash provided (used) by financing activities                      (7,231)               (2,564)
                                                                         -----------           -----------

        Increase (decrease) in cash and cash equivalents                        (222)                   20

Cash and cash equivalents at beginning of period                               1,876                 3,541
                                                                         -----------           -----------

Cash and cash equivalents at end of period                               $     1,654           $     3,561
                                                                         ===========           ===========

                              IFB HOLDINGS, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                               Nine Months Ended
                                                                                    March 31,
                                                                            2000                  1999
                                                                         -----------           -----------
                                                                                  (In Thousands)
Supplemental cash flow disclosures:
 Cash paid for:
   Interest                                                              $     1,334           $     1,754
                                                                         ===========           ===========

   Income Taxes                                                          $       145           $       150
                                                                         ===========           ===========

Noncash activity:
 Loans transferred to real estate owned                                  $         -           $         -
                                                                         ===========           ===========

     See accompanying Notes to Unaudited Consolidated Financial Statements

                       IFB HOLDINGS, INC. AND SUBSIDIARY
             Notes to Unaudited Consolidated Financial Statements


(1)            Basis of Presentation

               The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three and nine month periods ended March 31, 2000 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2000.

               The unaudited consolidated financial statements include the accounts of IFB Holdings, Inc. (the "Holding Company") and its wholly-owned subsidiary, Investors Federal Bank, National Association, (the "Bank"), and the Bank's wholly-owned subsidiary, Investors Federal Service Corporation for the nine months ended March 31, 2000. Material intercompany accounts and transactions have been eliminated in consolidation.

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

               The Bank has established for eligible employees an Employee Stock Ownership Plan ("ESOP") in connection with the conversion. The ESOP borrowed $474,010 from the Holding Company and purchased 47,401 common shares issued in the conversion. The Bank is making the scheduled discretionary cash contributions to the ESOP sufficient to service the amount borrowed. To date, the Bank has made payments of $294,302 ($194,164 principal) to the Holding Company. The $279,846 ESOP obligation ($474,010 in stock issued by the Holding Company on December 30, 1996 less the principal payments made by the Bank) is reflected in the accompanying consolidated financial statements as a charge to unearned compensation and a credit to common stock and paid-in capital. The unamortized balance of unearned compensation is shown as a deduction of stockholders' equity. The unpaid balance of the ESOP loan is eliminated in consolidation.

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

(4)            Stock Repurchase Program

               During the quarter ended September 30, 1998, the Company repurchased 118,125 shares of its common stock. The Company repurchased an additional 379 shares of its Common stock during the quarter ended December 31, 1998. As of March 31, 2000, IFB Holdings, Inc. has repurchased a total of 118,504 shares of its common stock.

(5)            Commitments and Contingencies

               Commitments to originate and purchase mortgage loans of $1.0 million at March 31, 2000, represent amounts which the Bank plans to fund within the normal commitment period of thirty to ninety days. As of March 31, 2000, the Bank had no commitments to purchase mortgage-backed securities, CMOs or investment securities. The Bank had no commitments outstanding to sell mortgage loans, mortgage-backed securities, CMOs or investment securities at March 31, 2000.


(6)            Recent Accounting Developments

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

               Management believes adoption of SFAS No. 133 does not, or will not, have a material effect on the financial position or results of operations, nor will adoption require additional capital resources.

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

               As of March 31, 2000, no stock options or RRP award shares had been granted.

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

Liquidity and Capital Resources

               The Company's most liquid assets are cash and cash equivalents, which includes short-term investments. The levels of these assets are dependent on the Bank's lending, investing, operating, and deposit activities during any given period. At March 31, 2000 and June 30, 1999, cash and cash equivalents totaled $1.7 million and $1.9 million, respectively.

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

               At March 31, 2000, the Bank had outstanding loan commitments of $1.0 million. The Bank anticipates it will have sufficient funds available to meet its commitments. Certificates of deposit that were scheduled to mature in one year or less at March 31, 2000 were $15.4 million. Management believes that a significant portion of such deposits will remain with the Bank.

               In March of 2000 the Board of Directors of Investors Federal Bank, N.A. approved an extensive remodeling plan of the Bank's main facility in Chilicothe. The remodeling project includes the construction of a new lobby and teller area, vault and additional access to the second floor of the facility. In addition to the new areas, all customer contact areas of the building will be remodeled and modernized. We anticipate that the remodeled facility will increase the efficiency of the staff and assist in the promotion and marketing of additional bank products and services. We have estimated a construction period of 180 days with construction starting prior to June 1, 2000. Costs of the project are budgeted at $600,000 including fixtures and equipment, although there can be no assurance that the ultimate cost of the project will not exceed the budgeted amount. Funds needed to pay for the project will come from cash flows of normal operations of the Bank.

               Under federal law, the Bank is required to meet certain leverage and risk-based capital requirements. The leverage ratio requires a minimum ratio of "Tier 1 capital" to adjusted total assets. At March 31, 2000, the Bank exceeded both of the capital requirements. The Bank's capital ratios were:
10.41% leverage capital and 23.89% risk-based capital. The Bank had "Tier 1 capital" of $6.5 million at March 31, 2000 and risk-based capital of $6.9 million.

Financial Condition

               Total assets decreased $7.3 million, or 10.4%, to $62.8 million at March 31, 2000, from $70.0 million at June 30, 1999. Investment securities decreased $1.5 million, or 14.9% from $10.1 million at June 30, 1999, to $8.6 million at March 31, 2000. FHLB and FRB stock decreased $450,000, or 25.4%, from $1.8 million at June 30, 1999, to $1.3 million at March 31, 2000. Mortgage-backed and related securities decreased $4.0 million, or 19.0%, from $21.1 million at June 30, 1999, to $17.1 million at March 31, 2000. Loans receivable decreased $1.1 million, or 3.2%, from $34.1 million at June 30, 1999, to $33.0 million at March 31, 2000. Interest-earning deposits in other institutions decreased $395,000, or 30.4%, from $1.3 million at June 30, 1999, to $930,000 at
March 31, 2000. The decrease in assets is consistent with the Board's decision to reduce the level of FHLB borrowings. As securities continue to mature and pay down, the funds will be used to repay borrowings. It is expected that the asset size of the Bank will continue to decrease.


               Total liabilities decreased $7.3 million, or 11.7%, from $62.4 million at June 30, 1999, to $55.1 million at March 31, 2000. The decrease was primarily the result of the decrease in FHLB advances of $7.1 million or 26.6%, from $26.7 million at June 30, 1999, to $19.6 million at March 31, 2000. Proceeds from mortgage backed and related security payments were used to pay down the advances.

               There was no significant change in total equity. Total equity was $7.6 million at June 30, 1999 and March 31, 2000. Unrealized loss on securities available-for-sale, net of deferred income tax increased $268,000 for the nine months ended March 31, 2000. In addition, net income for the nine months ended March 31, 2000 was $340,000.

Asset Quality

               The Bank regularly reviews interest earning assets to determine proper valuation. Management's monitoring of the asset portfolio includes reviews of historical loss experience, known and inherent risks in the portfolio, the value of any underlying collateral, prospective economic conditions and the regulatory environment. The Bank's non-accrual loans were $356,000 at June 30, 1999 and March 31, 2000.

               The table on the following page sets forth information regarding the Bank's non-accrual loans and foreclosed real estate at the dates indicated. The Bank discontinues accruing interest on delinquent loans no later than ninety days past due. At March 31, 2000, the Bank had no restructured loans within the meaning of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 15.

                              IFB HOLDINGS, INC.
                                 Asset Quality

                                                                          At                    At
                                                                       March 31,              June 30,
                                                                         2000                   1999
                                                                        -------               ------
                                                                                (In thousands)
Non-accrual mortgage loans
 delinquent more than 90 days                                           $     326           $     318
Non-accrual other loans
 delinquent more than 90 days                                                  30                  38
                                                                        ---------           ---------
Total non-performing loans                                              $     356           $     356

 Real estate owned and in-
   substance foreclosed loans,
   net of allowance                                                             -                   -
                                                                        ---------           ---------
   Total non-performing assets                                          $     356           $     356
                                                                        =========           =========
Non-performing loans to
 total loans                                                                 1.06%               1.03%
                                                                        =========           =========
Non-performing assets to
 total assets                                                                0.57%               0.51%
                                                                        =========           =========
Allowance for loan losses
 to non-performing loans                                                   119.10%             111.80%
                                                                        =========           =========

Results of Operations

               Comparisons of interim results in this section are between the three month periods ended March 31, 2000, and March 31, 1999 and between the nine month periods then ended.

General

               Unaudited diluted earnings per share were $0.25 for the three month period ended March 31, 2000 compared to $0.29 for the three month period ended March 31, 1999, a decrease of $0.04 per share or 13.8%. Unaudited diluted earnings per share were $0.77 for the nine month period ended March 31, 2000 compared to $0.59 for the nine month period ended March 31, 1999, an increase of $0.18 per share or 30.5%. Net income for the quarter ended March 31, 2000 was $113,000, a decrease of $13,000, or 10.3%, from the $126,000 net income for the quarter ended March 31, 1999. The decrease was due primarily to the decrease in net interest income and the increase in provision for loan losses for the three month period ended March 31, 2000 as compared to the same period ended March 31, 1999. Net income for the nine months ended March 31, 2000, was $340,000, an increase of $68,000, or 25.0% from the $272,000 net income for the comparable period ended March 31, 1999. The increase was due primarily to the decrease in the provision for loan losses.

Interest Income

               Interest income for the quarter ended March 31, 2000, was $1.1 million, a decrease of $103,000 or 8.6%, compared to $1.2 million for the quarter ended March 31, 1999. Interest income for the nine months ended March 31, 2000, was $3.4 million , a decrease of $450,000, or 11.8%, compared to $3.8 million for the nine months ended March 31, 1999. Interest on loans receivable decreased $32,000, or 4.5%, from $708,000 for the quarter ended March 31, 1999, to $676,000 for the quarter ended March 31, 2000. Interest on loans receivable decreased $146,000, or 6.6%, from $2.2 million for the nine months ended March 31, 1999, to $2.0 million for the nine months ended March 31, 2000. Interest on investment securities increased $18,000, or 12.9%, from $140,000 for the three months ended March 31, 1999, to $158,000 for the three months ended March 31, 2000. Interest on investment securities increased $108,000, or 27.8% from $388,000 for the nine months ended March 31, 1999, to $496,000 for the nine months ended March 31, 2000. Interest on mortgage-backed and related securities decreased $77,000, or 21.6%, from $356,000 for the quarter ended March 31, 1999, to $279,000 for the quarter ended March 31, 2000. Interest on mortgage-backed and related securities decreased $378,000, or 31.5%, from $1.2 million for the nine months ended March 31, 1999, to $837,000 for the nine months ended March 31, 2000. The decreases are primarily the result of the decreases in the average balances of investment securities, mortgage-backed and related securities and loans receivable outstanding during the three and nine months periods ended March 31, 2000, as compared to the three and nine month periods ended March 31, 1999.

Interest Expense

               Interest expense for the quarter ended March 31, 2000 was $694,000 as compared to $763,000 for the quarter ended March 31, 1999, a decrease of $69,000, or 9.0%. Interest expense for the nine months ended March 31, 2000, was $2.1 million as compared to $2.5 million for the nine months ended March 31, 1999, a decrease of $322,000, or 12.9%. Interest on advances from FHLB was $313,000 for the three months ended March 31, 2000, as compared to $382,000 for the same period ended March 31, 1999, a decrease of $69,000 or 18.1%. Interest on advances decreased $279,000, or 21.5%, from $1.3 million for the nine months ended March 31, 1999 to $996,000 for the nine months ended March 31, 2000. The decrease was due primarily to a decrease in the average balance of advances outstanding during the three and nine month periods ended March 31, 2000, as compared to the three and nine month periods ended March 31, 1999. Interest on deposits remained stable at $381,000 for the three month period ended March 31, 2000 and for the same period ended March 31, 1999. Interest on deposits was $1.1 million for the nine months ended March 31, 2000, as compared to $1.2 million for the same period ended March 31, 1999, a decrease of $43,000, or 3.6%. The decrease was due to a decrease in the average balance of deposits outstanding during the nine month period ended March 31, 2000, as compared to the nine month period ended March 31, 1999.

Net Interest Income

               Net interest income before provisions for loan losses was $421,000 for the quarter ended March 31, 2000, as compared to $455,000 for the quarter ended March 31, 1999, a decrease of $34,000, or 7.5%. Net interest income before provisions for loan losses was $1.2 million for the nine months ended March 31, 2000, a decrease of $128,000, or 9.1%, as compared to $1.4 million for the nine months ended March 31, 1999.

Provision for Loan Losses

               The provision for loan losses increased $12,000, or 63.2%, for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999. The provision for loan losses decreased $219,000 or 84.6%, for the nine months ended March 31, 2000, as compared to the nine months ended March 31, 1999. Provisions were made during the quarter ended September 30, 1998 due to FHA Title 1 Home loans with inadequate FHA reserves. These loans were sold during the quarter ended September 30, 1999, resulting in a decrease to provision for loan losses for the nine months ended March 31, 2000.

Noninterest Income

               Noninterest income was $66,000 for the quarter ended March 31, 2000, as compared to $62,000 for the quarter ended March 31, 1999, an increase of $4,000, or 6.5%. Noninterest income was $209,000 for the nine months ended March 31, 2000, as compared to $225,000 for the nine months ended March 31, 1999, a decrease of $16,000, or 7.1%. For the nine months ended March 31, 1999, gain on sales of mortgage-backed securities was $28,000 as compared to $9,000 for the nine months ended March 31, 2000, a decrease of $19,000, or 67.9%. In addition, other noninterest income increased $1,000, or 7.1%, from $14,000 for the quarter ended March 31, 1999, to $15,000 for the quarter ended March 31, 2000. For the nine months ended March 31, 2000, other noninterest income was $42,000 as compared to $45,000 for the nine months ended March 31, 1999, a decrease of $3,000, or 6.7%. The decrease in noninterest income was due primarily to a decrease in gain on sales of mortgage-backed securities during the nine months ended March 31, 2000, as compared to the nine months ended March 31, 1999.

Noninterest Expense

               Noninterest expense was $295,000 for the quarter ended March 31, 2000, a decrease of $5,000, or 1.7%, compared to $300,000 for the quarter ended March 31, 1999. For the nine months ended March 31, 2000, noninterest expense was $873,000 compared to $866,000 for the nine months ended March 31, 1999, an increase of $7,000, or 0.8%. Compensation and benefits expense decreased $13,000, or 7.1%, from $182,000 for the quarter ended March 31, 1999, to $169,000 for the quarter ended March 31, 2000. For the nine months ended March 31, 2000, compensation and benefits expense was $479,000 as compared to $502,000 for the same period ended March 31, 1999, a decrease of $23,000, or 4.6%. The decrease in compensation expense is primarily due to a temporary decrease in staff. Other noninterest expense increased $6,000, or 7.3%, from $82,000 for the quarter ended March 31, 1999, to $88,000 for the quarter ended March 31, 2000. Other noninterest expense increased $34,000, or 13.7%, from $249,000 for the nine months ended March 31, 1999, to $283,000 for the nine months ended March 31, 2000. The increase in other noninterest expense is due primarily to the increase in legal, printing and filing fees associated with meeting the requirements of being a publicly traded company. In addition, charged off service fee income and postage expense increased for the nine month period ended March 31, 2000.

Income Tax

               The provision for income taxes decreased $24,000, or 33.3%, from $72,000 for the quarter ended March 31, 1999, to $48,000 for the quarter ended March 31, 2000. The provision for income taxes remained stable at $178,000 for the nine months ended March 31, 1999 and for the same period ended March 31, 2000. The decrease is due to a decrease in income for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999.

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

Item 2         Changes in Securities
               Not applicable.

Item 3         Default upon Senior Securities
               Not applicable.

Item 4         Submission of Matters to a Vote of Security Holders
               None

Item 5         Other Information
               On July 22, 1999, the Bank entered into a Memorandum of Understanding (the "MOU") with the Office of the Comptroller of the Currency (the "OCC"). Please refer to the September 30, 1999 Form 10-QSB for more information.

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



                                               IFB Holdings, Inc.
                                          --------------------------------------
                                                (Registrant)



Dated May 11, 2000                        /s/ Douglas W. Ayers
                                          --------------------------------------
                                             Douglas W. Ayers, President
                                          (Chief Executive Officer and Director)



Dated May 11, 2000                        /s/ Larry Johnson
                                          --------------------------------------
                                          Larry Johnson
                                           (Senior Executive Vice President
                                            and Director)